Form 10-Q
period 2021-03-31
BOA Acquisition Corp.
filed 2021-05-21
CIK 1838544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-40102

BOA ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-4252723
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2600 Virginia Ave NW, Suite T23 Management Office Washington, D.C.	20037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 211-3261

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-third of one Redeemable Warrant	BOAS.U	The New York Stock Exchange
Class A Common Stock, par value $0.0001 per share	BOAS	The New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at a price of $11.50 per share	BOAS WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ◻

As of May 21, 2021, there were 23,000,000 Class A common shares and 5,750,000 Class B common shares, $0.0001 par value, issued and outstanding.

BOA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$1,162,779	$25,050
Prepaid expenses	299,639	—
Total current assets	1,462,418	25,050
NONCURRENT ASSETS
Cash held in trust account	230,000,000	—
Other assets	229,167	—
Deferred offering costs associated with initial public offering	—	8,000
Total noncurrent assets	230,229,167	8,000
TOTAL ASSETS	$231,691,585	$33,050

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,307	$993
Accrued deferred offering costs	—	8,000
Franchise tax payable	50,000	—
Total current liabilities	53,307	8,993
LONG-TERM LIABILITIES
Deferred underwriting commissions	8,050,000	—
Derivative warrant liabilities	15,214,516	—
Total liabilities	23,317,823	8,993

Commitments and Contingencies (Note 9)

Class A common stock, $0.0001 par value; 20,337,376 and 0 shares as of March 31, 2021 and December 31, 2020, respectively, subject to possible redemption at $10.00 per share	203,373,760	—

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 2,662,624 and 0 shares issued and outstanding (excluding 20,337,376 and 0 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	266	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	575	575
Additional paid-in capital	6,051,712	24,425
Accumulated deficit	(1,052,551)	(943)
Total Stockholders’ Equity	5,000,002	24,057
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY	$231,691,585	$33,050

The accompanying notes are an integral part of these condensed financial statements.

BOA ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

Three Months Ended
March 31, 2021
OPERATING EXPENSES
General and administrative expenses	$72,644
Franchise tax expense	50,000
Total operating expenses	(122,644)

OTHER EXPENSE
Underwriting discounts and offering costs attributed to derivative warrant liability	(438,197)
Change in fair value of derivative warrant liability	(490,767)
Total other expense	(928,964)

LOSS BEFORE INCOME TAX	(1,051,608)
Income tax expense	—
NET LOSS	$(1,051,608)

Basic and diluted weighted average shares outstanding, Redeemable Class A common stock	20,398,876
Basic and diluted net loss per share, Class A common stock	$0.00

Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B common stock	6,732,625
Basic and diluted net loss per share, Class B common stock	$(0.16)

The accompanying notes are an integral part of these condensed financial statements.

BOA ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Redeemable		Class A		Class B		Additional		Total
	Common Stock		Common Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2020	—	$—	—	$—	5,750,000	$575	$24,425	$(943)	$24,057
Sale of units in initial public offering, net of allocation to warrant liability, underwriting discounts and other offering costs	—	—	23,000,000	2,300	—	—	217,547,762	—	217,550,062
Sale of Private Placement Warrants	—	—	—	—	—	—	6,575,000	—	6,575,000
Initial classification of common stock subject to possible redemption	20,400,798	204,007,980	(20,400,798)	(2,040)	—	—	(204,005,940)	—	(204,007,980)
Change in common stock subject to possible redemption	(63,422)	(634,220)	63,422	6	—	—	634,214	—	634,220
Initial classification of derivative warrant liabilities	—	—	—	—	—	—	(14,723,749)	—	(14,723,749)
Net loss	—	—	—	—	—	—	—	(1,051,608)	(1,051,608)
Balance—March 31, 2021	20,337,376	$203,373,760	2,662,624	$266	5,750,000	$575	$6,051,712	$(1,052,551)	$5,000,002

The accompanying notes are an integral part of these condensed financial statements.

BOA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Three Months Ended
March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,051,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Underwriting discounts and offering costs attributed to warrant liability	438,197
Change in fair value of warrant liability	490,767
Changes in operating assets and liabilities:
Prepaid expenses	(528,806)
Accounts payable and accrued expenses	2,314
Franchise tax payable	50,000
Net cash used in operating activities	(599,136)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	225,161,865
Proceeds from sale of Private Placement Warrants	6,575,000
Net cash provided by financing activities	231,736,865

NET CHANGE IN CASH	1,137,729
CASH, BEGINNING OF PERIOD	25,050
CASH, END OF PERIOD	$1,162,779

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Initial classification of derivative warrant liability	$14,723,749
Initial classification of common stock subject to possible redemption	$204,007,980
Change in value of common stock subject to possible redemption	$(634,220)
Deferred underwriting fees charged to additional paid in capital	$8,050,000

The accompanying notes are an integral part of these condensed financial statements.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and Operations

BOA Acquisition Corp. (the “Company”) was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, and as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, its Initial Public Offering (the “IPO”) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the IPO (see below for more information on the IPO), and recognizes changes in the fair value of warrant liabilities as other income (expense).

Corporate Organization and Initial Public Offering

The Company was incorporated in Delaware on October 26, 2020. The Company’s sponsor is Bet on America LLC, a Delaware limited liability company (the “Sponsor”).

On February 26, 2021, the Company consummated its IPO of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, raising $230.0 million of gross proceeds. Of the 23,000,000 shares issued, 20,000,000 Units were included in the Company’s initial offering, and 3,000,000 Units resulted from the underwriter fully exercising its over-allotment option. The net proceeds of the IPO were $217.1 million, after deducting expenses and underwriting discounts and commissions of approximately $12.9 million, which includes $8.1 million in deferred underwriting commissions (see Note 9, Commitments and Contingencies, for more information).

Public Warrants

Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (each, a “Public Warrant” and, collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. In addition, if (x) the Company issues additional shares of Class A common stock for capital raising purposes in connection with the closing of our Initial Business Combination at an issue or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or their affiliates, without taking into account any shares of Class B common stock held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the amount that is the total equity proceeds (and interest thereon) , available for the funding of the Initial Business Combination on the date of the consummation (net of redemptions) and (z) the volume-weighted average trading price of our Class A common stock during the 20-trading-day period starting on the trading day prior to the date on which the Company consummates its Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted, to the nearest cent, to 115% of the higher of the Newly Issued Price and the Market Value, and the $18.00 per share redemption trigger price described below will be adjusted, to the nearest cent, to be equal to 180% of the higher of the Newly Issued Price and the Market Value.

No fractional shares will be issued upon separation of the Units and only whole Public Warrants will trade. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination or 12 months from the closing of the Initial Public Offering and will expire five years after the completion of the Company’s Initial Business Combination or earlier upon redemption or liquidation.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant holders.

Private Placement Warrants

Simultaneously with the closing of the IPO, the Company consummated a private sale (the “Private Placement”) of 6,575,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of approximately $6.6 million (see Note 6, Related Party Transactions, for more information).  The Private Placement Warrants are identical to the Warrants included in the Units sold in the IPO, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale.

Transaction Costs

Transaction costs amounted to $12,888,135, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting commissions, and $238,135 of other offering costs.

The Trust Account

Following the closing of the IPO, $230.0 million of the net proceeds of the sale of the Units and the Private Placement Warrants were placed in a trust account (the “Trust Account”). The funds in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the IPO and the Private Placement will not be released from the Trust Account  until the earlier of: (i) the completion of the Company’s Initial Business Combination; (ii) the redemption of any shares of the Public Shares that have been properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of Public Shares if the Company does not complete its Initial Business Combination within 24 months from the closing of the IPO (or 30 months from the closing of the IPO if the Company has executed a letter of intent, agreement in principle or definitive agreement for the initial Business Combination within 24 months from the closing of the IPO but has not completed the initial Business Combination within such 24 month period) (the “Combination Period”) or (B) with respect to any other provision relating to stockholders’ right for pre-initial Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an initial Business Combination within the Combination Period, subject to the requirements of law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds of the IPO are intended to be generally applied toward consummating an initial Business Combination. The initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in the trust account) at the time of the agreement to enter into the initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an initial Business Combination.

The Company, after signing a definitive agreement for an initial Business Combination, will either (i) seek stockholder approval of the initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes. The decision as to whether the Company will seek stockholder approval of the initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under New York Stock Exchange rules. If the Company seeks stockholder approval, it will complete its initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the initial Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related initial Business Combination, and instead may search for an alternate initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes.

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes (less $100,000 to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Sponsor and the Company’s directors, director nominees and officers have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) (see Note 6, Related Party Transactions, for more information) held by them if the Company fails to complete an initial Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the Combination Period.

Separate trading of Class A common shares and Public Warrants

On March 31, 2021, the Company announced that, commencing March 31, 2021, the holders of the Company’s Units may elect to separately trade the Class A common stock and Public Warrants comprising the Units. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Those units not separated will continue to trade on the New York Stock Exchange under the symbol “BOAS.U,” and each of the shares of Class A common stock and Public Warrants that are separated will trade on the New York Stock Exchange under the symbols “BOAS” and “BOAS WS,” respectively.

NOTE 2 — RESTATEMENT OF A PREVIOUSLY ISSUED FINANCIAL STATEMENT

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the U.S. Securities and Exchange Commission (the “SEC”) together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of the Public Warrants and the Private Placement Warrants which were previously accounted for as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), ASC 815, Derivatives and Hedging (“ASC 815”), and more specifically ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815-40”), the Company concluded that certain provisions in the warrant agreement related to certain tender or exchange offers that preclude the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change. See Notes 3 and 4 for more information on the accounting for the Warrants.

Further, as a result of the classification of the Warrants as derivative liabilities and in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20), applied by analogy, the Company expensed a portion of the offering costs originally recorded as a reduction in equity. See Note 3 for more information on the allocation of issuance costs.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the effect of the restatement on each impacted financial statement line item as of February 26, 2021:

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of February 26, 2021 (audited)
Derivative warrant liabilities	$—	$14,723,749	$14,723,749
Total liabilities	8,180,512	14,723,749	22,904,261
Class A common stock subject to redemption	218,731,720	(14,723,740)	204,007,980
Class A Common stock	113	147	260
Additional paid-in capital	5,004,457	438,041	5,442,498
Accumulated Deficit	(5,135)	(438,197)	(443,332)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and should be read in conjunction with the Company’s final prospectus as filed with the SEC on February 17, 2021. Accordingly, certain disclosures required by GAAP and normally included in Annual Reports on Form 10-K have been condensed or omitted from this report; however, except as disclosed herein, there has been no material change in the information disclosed in the notes to condensed financial statements included in the Company’s 2020 financial statements.

It is the opinion of management that all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of interim financial information, have been included. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is identical to its comprehensive income or loss. Operating results for the periods presented are not necessarily indicative of expected results for the full year or for any future interim periods.

Use of Estimates

In the course of preparing the condensed financial statements, management makes various assumptions, judgments and estimates to determine the reported amounts of assets, liabilities, income and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events. Although management believes these estimates are reasonable, actual results could differ from these estimates.

Estimates made in preparing these condensed financial statements include, among other things, (1) the measurement of derivative warrant liabilities and (2) accrued expenses. Changes in these estimates and assumptions could have a significant impact on results in future periods.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Cash held in Trust Account

At March 31, 2021, the Company had $230.0 million in cash held in the Trust Account that were held in U.S. Treasury Bills.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Certain financial assets and liabilities, such as the derivative warrant liability, are measured at fair value on a recurring basis. Nonfinancial assets and liabilities, if any, are recognized at fair value on a nonrecurring basis.

The Company categorizes the inputs to the fair value of its financial assets and liabilities using a three-tier fair value hierarchy, established by the FASB, that prioritizes the significant inputs used in measuring fair value. These levels are:

Level 1—inputs are based on unadjusted quoted prices that are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Examples of Level 1 inputs include financial instruments such as exchange-traded derivatives, listed securities and U.S. government treasury securities.

Level 2— inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, foreign exchange rates, and forward and spot prices for currencies. Examples of Level 2 inputs include nonexchange-traded derivatives such as over-the-counter forwards, swaps and options.

Level 3—inputs that are generally unobservable from objective sources and typically reflect management’s estimates and assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash held in Trust Account. The Company’s Trust Account is maintained with a high-quality financial institution, with the compositions and maturities of the Trust Account’s investments are regularly monitored by management.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company further evaluated the Public Warrants and Private Placement Warrants (collectively, the “Warrants”, which are discussed in Note 4, Note 5, and Note 6) in accordance with ASC 815-40 and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as a component of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants were measured at fair value at inception (on the date of the IPO) and recorded as derivative warrant liabilities on the condensed balance sheets. The Warrants are subject to remeasurement at each reporting date until exercised in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized on the statement of operation in the period of change. The fair value of the Public Warrants was estimated using a Monte Carlo simulation approach, while the fair value of the Private Placement Warrants was estimated using a Black-Scholes option pricing model (see Note 4, Fair Value Measurements, for more information).

Allocation of Issuance Costs

The Company accounts for the allocation of its issuance costs to its Warrants using the guidance in ASC 470-20, applied by analogy. Under this guidance, if debt or stock is issued with detachable warrants, the proceeds need to be allocated to the two instruments using either the fair value method, the relative fair value method, or the residual value method. The guidance also requires companies to use a consistent approach in allocating issuance costs between the instruments. Accordingly, the Company allocated its issuance costs of $12,888,135—consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting commissions, and $238,135 of other offering costs—to the issuance of its Class A shares and Public Warrants in the amount of $12,449,938 and $438,197, respectively. Issuance costs attributed to the Public Warrants were expensed during the three months ended March 31, 2021, to the condensed statement of operations.

Class A Common Stock subject to possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Recently issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4 — FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities Measured on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis. These assets and liabilities include the investments held in Trust Account, and derivative warrant liabilities.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and where they are classified within the fair value hierarchy at March 31, 2021. The Company did not have any assets or liabilities that were measured at fair value on a recurring basis at December 31, 2020.

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account (1)
	$230,000,000	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants (2)	$—	$—	$8,126,666
Derivative warrant liabilities - Private Placement Warrants (3)	$—	$—	$7,087,850
(1)	The fair value of the investments held in Trust Account was based on the quoted market price.
(2)	The fair value of the derivative warrant liabilities – Public Warrants was based on a Monte Carlo valuation model.
(3)	The fair value of the derivative warrant liabilities – Private Placement Warrants was based on a Black-Scholes model.

Investments held in Trust Account. At March 31, 2021, the investments held in Trust Account were entirely comprised of U.S. Treasury Bills. During the three months ended March 31, 2021, the Company did not withdraw any interest income from the Trust Account.

Derivative Warrant Liabilities. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the condensed balance sheets. The derivative warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations. There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2021.

The estimated fair value of the Public Warrants was estimated using a Monte Carlo simulation (“Monte Carlo”), while the fair value of the Private Placement Warrants was estimated using a Black-Scholes option pricing model (“Black-Scholes”) (collectively with Monte Carlo, the “Pricing Models”). Both Pricing Models include assumptions classified as Level 3 inputs.

The following table presents information and assumptions used to determine the estimated fair values using the Pricing Models:

		As of
	Initial Measurement	March 31, 2021
Strike price	$11.50	$11.50
Term (in years)	6.0	5.9
Risk-free rate	0.9%	1.1%
Volatility	17.0%	17.0%
Dividend yield	0.0%	0.0%
Fair value of Public Warrants	$1.02	$1.06
Fair value of Private Placement Warrants	$1.05	$1.08

The following contains additional information regarding the inputs used in the Pricing Models:

●	Term – the expected life of the warrants was assumed to be equivalent to their remaining contractual term.
●	Risk-free rate – the risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants.
●	Volatility – the Company estimated the volatility of its common stock warrants based on implied volatility and actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the Warrants.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

●	Dividend yield – the dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Private Placement Warrants.

The change in fair value of the derivative warrant liabilities through March 31, 2021 is as follows:

		Private Placement	Total Derivative
	Public Warrants	Warrants	Warrant Liability
Derivative warrant liabilities at December 31, 2020	$—	$—	$—
Issuance of Public and Private Warrants	7,819,999	6,903,750	14,723,749
Change in fair value of warrant liabilities	306,667	184,100	490,767
Derivative warrant liabilities at March 31, 2021	$8,126,666	$7,087,850	$15,214,516

Fair Value of Other Financial Instruments

The carrying value of cash and accounts payable are considered to be representative of their respective fair values due to the nature of and short-term maturities of those instruments.

NOTE 5 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2021, there were 2,662,624 shares of Class A common stock issued and outstanding (excluding 20,337,376 shares of Class A common stock subject to possible redemption).

If the Company enters into an initial Business Combination, it may (depending on the terms of such an initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the initial Business Combination to the extent the Company seeks stockholder approval in connection with the initial Business Combination.

In addition, 20,337,376 shares of Class A common stock are redeemable upon the consummation of the Company’s initial Business Combination, subject to limitation described in Note 1. In addition, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will cease all operations except for the purpose of winding up and redeem the shares of Class A common stock at a per-share price equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding Public Shares (see Note 1, Description of Organization and Business Operations, for more information). The Company classified the shares of Class A common stock subject to redemption rights as temporary equity in the event of the consummation of the Company’s initial Business Combination is not solely within the control of the Company.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2020, 5,750,000 shares of Class B common stock were issued and outstanding, of which 750,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised. These amounts have been retroactively adjusted to reflect the February 24, 2021 stock dividend of 0.14 shares, described in Note 6, Related Party Transactions.

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders, except as required by law.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Sponsor, the Company’s officers and directors entered into a letter agreement with the Company, pursuant to which they agreed (i) to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial Business Combination, (ii) to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s certificate of incorporation and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to their Public Shares if the Company fails to complete the initial Business Combination within such time period.

Warrants — Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may redeem the Public Warrants (except with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	at any time during the exercise period;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.
●	If, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 6 — RELATED PARTY TRANSACTIONS

Founder Shares

On December 31, 2020, the Sponsor purchased 5,031,250 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000, or approximately $0.005 per share. The Sponsor has agreed to forfeit up to 656,250 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. On February 24, 2021, the Company effected a stock dividend of 0.14 shares of Class B common stock, resulting in the Sponsor holding an aggregate of 5,750,000 Founder Shares (up to 750,000 Founder Shares of which are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised), representing an adjusted purchase price of approximately $0.004 per share. The financial statement has been retroactively restated to reflect the stock dividend.

The Founder Shares are identical to the Class A common stock included in the Units being sold in the IPO except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination, on a one-for-one basis, subject to adjustments pursuant to certain anti-dilution rights, and the Founder Shares are subject to certain transfer restrictions.

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 180 days  after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement

As described in Note 1, Description of Organization and Business Operations, the Company sold Private Placement Warrants simultaneously with the closing of the IPO. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants were added to the proceeds from the IPO to be held in the Trust Account. If the initial Business Combination is not completed within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

The Private Placement Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The Private Placement Warrants are not transferrable, assignable or salable until 30 days after the completion of the initial Business Combination.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Related Party Loan

The Company’s Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This Note was non-interest bearing and payable on the earlier of May 31, 2021 or the completion of the IPO. The Company did not borrow any amount under the Note prior to the IPO.

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. To date, the Company has had no Working Capital Loans outstanding.

NOTE 7 — INCOME TAXES

The Company’s provision for income taxes for the three months ended March 31, 2021 is based on the estimated annual effective tax rate, in addition to discrete items. As of March 31, 2021 and December 31, 2020, the Company has provided a valuation allowance against its net deferred tax assets that it believes, based on the weight of available evidence, are not more likely than not to be realized. Therefore, no material current tax liability or expense has been recorded in the condensed financial statements.

NOTE 8 — NET LOSS PER COMMON SHARE

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the IPO and Private Placement to purchase 14,241,666 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of loss per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net loss per common share, basic and diluted, for redeemable Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock outstanding since original issuance.

Net loss per common share, basic and diluted, for non-redeemable Class A and Class B common stock is calculated by dividing the net loss, adjusted for income or loss attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period. Class B common stock includes the Founder Shares, defined below, as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation of Net Loss per Common Share

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

Three Months Ended
March 31, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A common stock
Interest income earned on Trust Account	$—
Less: Applicable franchise and income taxes	—
Net income attributable to Redeemable Class A common stock	$—
Denominator: Weighted Average Stock Outstanding, Redeemable Class A	—
Basic and diluted weighted average shares outstanding, Redeemable Class A	20,398,876
Basic and diluted net loss per share, Redeemable Class A	$0.00

Non-Redeemable Class A and Class B Common Stock
Numerator: Net loss minus net earnings
Net loss	$(1,051,608)
Less: Net income allocable to Redeemable Class A common stock	—
Net loss attributable to Non-Redeemable Class A and Class B common stock shareholders	$(1,051,608)
Denominator: Weighted Average Stock Outstanding, Non-Redeemable Class A and Class B
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B	6,732,625
Basic and diluted net loss per share, Non-Redeemable Class A and Class B	$(0.16)

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement, dated February 23, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $4.6 million, with an additional fee (the “Deferred Discount”) of 3.5% of the gross offering proceeds payable upon the Company’s completion of an initial Business Combination. This Deferred Discount of $8.1 million has been recorded as Deferred Underwriting Commissions in the balance sheet as of March 31, 2021. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions through the date these financial statements were issued. The Company determined there were no events that required disclosure or recognition in these condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to BOA Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Bet on America LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of this offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from our inception through the date of our IPO, February 26, 2021, was in preparation for our IPO. Since our IPO, our activity has been limited to the evaluation of Business Combination candidates. We do not expect to generate any operating revenues until the closing and completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of approximately $1,051,608, which consisted of $72,644 in operating costs, $50,000 of franchise tax expense, issuance costs attributed to the warrant liability of $438,197, and a $490,767 loss from changes in fair value of derivative warrant liabilities.

As described in Note 3, Summary of Significant Accounting Policies, in “Part 1. Financial Information – Item 1. Financial Statements,” we classify the warrants issued in connection with our IPO and Private Placement as liabilities at their fair value, and adjust the derivative warrant liabilities to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

Liquidity and Capital Resources

Prior to the completion of the IPO, our liquidity needs were satisfied through receipt of $25,000 from the sale of Founder Shares to Bet on America LLC, or the “Sponsor”.

On February 26, 2021, we consummated the IPO of 23,000,000 Units at a price of $10.00 per Unit generating net proceeds of $217,111,865. Transaction costs were $12,888,135, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $238,135 of other offering costs in connection with the IPO. Simultaneously with the closing of the IPO, we consummated the sale of 6,575,000 Private Placement Warrants to our Sponsor at a price of $1.00 per warrant, generating gross proceeds of $6,575,000. Following the IPO and the sale of the Private Placement Warrants, a total of $230,000,000 was placed in a Trust Account.

For the three months ended March 31, 2021, cash used in operating activities was $599,136. Net loss of $1,051,608 was reduced by the issuance costs attributed to the warrant liabilities of $438,197, and the non-cash change in fair value of the derivative warrant liabilities of $490,767. Additionally, changes in operating assets and liabilities provided $476,492 of cash used in operating activities.

As of March 31, 2021, we had cash and marketable securities in the Trust Account of $230,000,000. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest from the trust account to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $1,162,779 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies and/or finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Critical Accounting Policies

Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See “Note 2—Summary of Significant Account Policies” in our final prospectus, as filed with the SEC on February 17, 2021, for a discussion of the estimates and judgments necessary in our accounting for common stock subject to possible redemption, and net income (loss) per common share. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our condensed financial statements contained in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the condensed financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

Recent Accounting Pronouncements

Please refer to Note 3, Summary of Significant Accounting Policies, in “Part 1. Financial Information – Item 1. Financial Statements” for a discussion of recent accounting pronouncements and their anticipated effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021.

Our internal control over financial reporting did not result in the proper accounting classification of certain of the Warrants we issued in February 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in February 2021.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Public Warrants and Private Placement Warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on February 25, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC, except for the below.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on warrants that have certain settlement terms and provisions related to certain tender offers or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we evaluated the accounting treatment of our Public Warrants and Private Placement Warrants and determined that the Warrants should be recorded as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this Form 10-Q are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, Derivatives and Hedging — Contracts on an Entity's Own Equity, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the condensed statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management concluded that, in light of the SEC Statement, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 26, 2021, we consummated our Initial Public Offering of 23,000,000 Units, inclusive of 3,000,000 Units sold to the underwriters upon the election to partially exercise their over-allotment option, at a price of $10.00 per Unit, generating total gross proceeds of $230,000,000. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one-third of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share Ordinary Share for $11.50 per share. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-252739). The registration statements became effective on February 23, 2021.

Simultaneously with the consummation of the Initial Public Offering, we consummated the sale of 6,575,000 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of $6,575,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants sold as part of the Units in the Initial Public Offering except that, so long as they are held by the Sponsor or its permitted transferees: (1) they will not be redeemable by us (except in certain redemption scenarios when the price per Class A ordinary share equals or exceeds $10.00 (as adjusted)); (2) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of our Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the Class A ordinary Shares issuable upon exercise of these warrants) are entitled to registration rights.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*     Filed herewith.

**   Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOA ACQUISITION CORP.

Date: May 21, 2021		/s/ Brian Friedman
	Name:	Brian Friedman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2021		/s/ Benjamin A. Friedman
	Name:	Benjamin A. Friedman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)