Form 10-Q
period 2021-06-30
BOA Acquisition Corp.
filed 2021-08-04
CIK 1838544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, there were 23,000,000 Class A common shares and 5,750,000 Class B common shares, $0.0001 par value, issued and outstanding.

BOA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$1,118,578	$25,050
Prepaid expenses	288,505	—
Total current assets	1,407,083	25,050
NONCURRENT ASSETS
Cash held in trust account	230,003,473	—
Other assets	160,417	—
Deferred offering costs associated with initial public offering	—	8,000
Total noncurrent assets	230,163,890	8,000
TOTAL ASSETS	$231,570,973	$33,050

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$29,000	$993
Accrued deferred offering costs	—	8,000
Franchise tax payable	100,000	—
Total current liabilities	129,000	8,993
LONG-TERM LIABILITIES
Deferred underwriting commissions	8,050,000	—
Derivative warrant liabilities	12,548,174	—
Total liabilities	20,727,174	8,993

Commitments and Contingencies (Note 8)

Class A common stock, $0.0001 par value; 20,584,379 and 0 shares as of June 30, 2021 and December 31, 2020, respectively, subject to possible redemption at $10.00 per share	205,843,790	—

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 2,415,621 and 0 shares issued and outstanding (excluding 20,584,379 and 0 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	242	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	3,581,706	24,425
Accumulated deficit	1,417,486	(943)
Total Stockholders’ Equity	5,000,009	24,057
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY	$231,570,973	$33,050

The accompanying notes are an integral part of these condensed financial statements.

BOA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
OPERATING EXPENSES
General and administrative expenses	$149,778	$222,422
Franchise tax expense	50,000	100,000
Total operating expenses	(199,778)	(322,422)

OTHER INCOME (EXPENSE)
Interest earned on marketable securities held in Trust Account	3,473	3,473
Underwriting discounts and offering costs attributed to derivative warrant liability	—	(438,197)
Change in fair value of derivative warrant liability	2,666,342	2,175,575
Total other income	2,669,815	1,740,851

INCOME BEFORE INCOME TAX	2,470,037	1,418,429
Income tax expense	—	—
NET INCOME	$2,470,037	$1,418,429

Basic and diluted weighted average shares outstanding, Redeemable Class A common stock	20,340,090	20,355,735
Basic and diluted net income per share, Class A common stock	$—	$—

Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B common stock	8,409,910	7,575,901
Basic and diluted net income per share, Class B common stock	$0.29	$0.19

The accompanying notes are an integral part of these condensed financial statements.

BOA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Redeemable		Class A		Class B		Additional	Retained Earnings	Total
	Common Stock		Common Stock		Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance—December 31, 2020	—	$—	—	$—	5,750,000	$575	$24,425	$(943)	$24,057
Sale of units in initial public offering, net of allocation to warrant liability, underwriting discounts and other offering costs	—	—	23,000,000	2,300	—	—	217,547,762	—	217,550,062
Sale of Private Placement Warrants	—	—	—	—	—	—	6,575,000	—	6,575,000
Initial classification of common stock subject to possible redemption	20,400,798	204,007,980	(20,400,798)	(2,040)	—	—	(204,005,940)	—	(204,007,980)
Change in common stock subject to possible redemption	(63,422)	(634,220)	63,422	6	—	—	634,214	—	634,220
Initial classification of derivative warrant liabilities	—	—	—	—	—	—	(14,723,749)	—	(14,723,749)
Net income	—	—	—	—	—	—	—	(1,051,608)	(1,051,608)
Balance—March 31, 2021	20,337,376	$203,373,760	2,662,624	$266	5,750,000	$575	$6,051,712	$(1,052,551)	$5,000,002
Change in common stock subject to possible redemption	247,003	2,470,030	(247,003)	(24)	—	—	(2,470,006)	—	(2,470,030)
Net income	—	—	—	—	—	—	—	2,470,037	2,470,037
Balance—June 30, 2021	20,584,379	$205,843,790	2,415,621	$242	5,750,000	$575	$3,581,706	$1,417,486	$5,000,009

The accompanying notes are an integral part of these condensed financial statements.

BOA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Six Months Ended
June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,418,429
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,473)
Underwriting discounts and offering costs attributed to warrant liability	438,197
Change in fair value of warrant liability	(2,175,575)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(448,922)
Accounts payable and accrued expenses	28,007
Franchise tax payable	100,000
Net cash used in operating activities	(643,337)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	225,161,865
Proceeds from sale of Private Placement Warrants	6,575,000
Net cash provided by financing activities	231,736,865

NET CHANGE IN CASH	1,093,528
CASH, BEGINNING OF PERIOD	25,050
CASH, END OF PERIOD	$1,118,578

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Initial classification of derivative warrant liability	$14,723,749
Initial classification of common stock subject to possible redemption	$204,007,980
Change in value of common stock subject to possible redemption	$1,835,810
Deferred underwriting fees charged to additional paid in capital	$8,050,000

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, its Initial Public Offering (the “IPO”) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the IPO (see below for more information on the IPO), and recognizes changes in the fair value of warrant liabilities as other income (expense).

Corporate Organization and Initial Public Offering

The Company was incorporated in Delaware on October 26, 2020. The Company’s sponsor is Bet on America LLC, a Delaware limited liability company (the “Sponsor”).

On February 26, 2021, the Company consummated its IPO of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, raising $230,000,000 of gross proceeds. Of the 23,000,000 shares issued, 20,000,000 Units were included in the Company’s initial offering, and 3,000,000 Units resulted from the underwriter fully exercising its over-allotment option. The net proceeds of the IPO were $217,111,865, after deducting expenses and underwriting discounts and commissions of approximately $12,888,135, which includes $8,050,000 in deferred underwriting commissions (see Note 8, Commitments and Contingencies, for more information).

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

Private Placement Warrants

Simultaneously with the closing of the IPO, the Company consummated a private sale (the “Private Placement”) of 6,575,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of approximately $6,575,000 (see Note 5, Related Party Transactions, for more information).  The Private Placement Warrants are identical to the Warrants included in the Units sold in the IPO, except as otherwise disclosed in the Note 4, Stockholders’ Equity—Warrants. No underwriting discounts or commissions were paid with respect to such sale.

Transaction Costs

Transaction costs amounted to $12,888,135, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting commissions, and $238,135 of other offering costs.

The Trust Account

Following the closing of the IPO, $230,000,000 of the net proceeds of the sale of the Units and the Private Placement Warrants were placed in a trust account (the “Trust Account”). The funds in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Sponsor and the Company’s directors, director nominees and officers have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) (see Note 5, Related Party Transactions, for more information) held by them if the Company fails to complete an initial Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the Combination Period.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Cash held in Trust Account

At June 30, 2021, the Company had $230,003,473 in cash held in the Trust Account that were held in U.S. Treasury Bills.

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

The Company categorizes the inputs to the fair value of its financial assets and liabilities using a three-tier fair value hierarchy, established by the Financial Accounting Standards Board (“FASB”), that prioritizes the significant inputs used in measuring fair value. These levels are:

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company further evaluated the Public Warrants and Private Placement Warrants (collectively, the “Warrants”, which are discussed in Note 3, Note 4, and Note 5) in accordance with ASC 815-40 and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as a component of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants were measured at fair value at inception (on the date of the IPO) and recorded as derivative warrant liabilities on the condensed balance sheets. The Warrants are subject to remeasurement at each reporting date until exercised in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized on the statements of operations in the period of change. The fair value of the Public Warrants was estimated using a Monte Carlo simulation approach, while the fair value of the Private Placement Warrants was estimated using a Black-Scholes option pricing model (see Note 4, Fair Value Measurements, for more information).

Allocation of Issuance Costs

The Company accounts for the allocation of its issuance costs to its Warrants using the guidance in ASC 470-20, applied by analogy. Under this guidance, if debt or stock is issued with detachable warrants, the proceeds need to be allocated to the two instruments using either the fair value method, the relative fair value method, or the residual value method. The guidance also requires companies to use a consistent approach in allocating issuance costs between the instruments. Accordingly, the Company allocated its issuance costs of $12,888,135—consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting commissions, and $238,135 of other offering costs—to the issuance of its Class A shares and Public Warrants in the amount of $12,449,938 and $438,197, respectively. Issuance costs attributed to the Public Warrants were expensed during the three months ended March 31, 2021, to the condensed statements of operations.

Class A Common Stock subject to possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Recently issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging –Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The new standard is effective for the Company on January 1, 2024, although early adoption is permitted. The ASU allows the use of the modified retrospective method or the fully retrospective method. The Company is still in the process of evaluating the impact of this new standard; however, the Company does not believe the initial impact of adopting the standard will result in any changes to the Company’s statements of financial position, operations or cash flows.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 — FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities Measured on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis. These assets and liabilities include the investments held in Trust Account, and derivative warrant liabilities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and where they are classified within the fair value hierarchy at June 30, 2021. The Company did not have any assets or liabilities that were measured at fair value on a recurring basis at December 31, 2020.

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account (1)
	$230,003,473	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants (2)	$6,439,999	$—	$—
Derivative warrant liabilities - Private Placement Warrants (3)	$—	$—	$6,108,175
(1)	The fair value of the investments held in Trust Account was based on the quoted market price.
(2)	The fair value of the derivative warrant liabilities – Public Warrants was based on the quoted market price for BOAS WS as of the reporting date.
(3)	The fair value of the derivative warrant liabilities – Private Placement Warrants was based on a Black-Scholes model.

Investments held in Trust Account. At June 30, 2021, the investments held in Trust Account were entirely comprised of U.S. Treasury Bills. During the three and six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

Derivative Warrant Liabilities. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the condensed balance sheets. The derivative warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

Initial Measurement

The estimated fair value of the Public Warrants and the Private Placement Warrants on February 26, 2021 and March 31, 2021 was estimated using a Monte Carlo simulation and a Black-Scholes option pricing model, respectively. At their initial measurement, the Warrants were classified as Level 3 inputs due to the use of unobservable inputs.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table presents information and assumptions used to determine the estimated fair values of the Warrants using the pricing models:

		As of
	Initial Measurement	March 31, 2021
Strike price	$11.50	$11.50
Term (in years)	6.0	5.9
Risk-free rate	0.9%	1.1%
Volatility	17.0%	17.0%
Dividend yield	0.0%	0.0%
Fair value of Public Warrants	$1.02	$1.06
Fair value of Private Placement Warrants	$1.05	$1.08

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker BOAS WS. The fair value of the Private Warrants continues to be estimated using a Black-Scholes option pricing model and is classified as Level 3 due to the use of unobservable inputs.

The following table presents information and assumptions used in the Black-Scholes option pricing model to determine the estimated fair value of the Private Placement Warrants as of June 30, 2021:

As of
June 30, 2021
Strike price	$11.50
Term (in years)	5.7
Risk-free rate	1.0%
Volatility	17.6%
Dividend yield	0.0%
Fair value of Public Warrants	$0.84
Fair value of Private Placement Warrants	$0.93

The following contains additional information regarding the inputs used in the pricing models:

●	Term – the expected life of the warrants was assumed to be equivalent to their remaining contractual term.
●	Risk-free rate – the risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants.
●	Volatility – the Company estimated the volatility of its common stock warrants based on implied volatility and actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the Warrants.
●	Dividend yield – the dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Private Placement Warrants.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Due to the use of quoted prices in an active market (Level 1) to measure the fair values of the Public Warrants subsequent to March 31, 2021, the Company had transfers out of Level 3 totaling $6,439,999 during the period from March 31, 2021 through June 30, 2021.

The change in fair value of the derivative warrant liabilities through June 30, 2021 is as follows:

		Private Placement	Total Derivative
	Public Warrants	Warrants	Warrant Liability
Derivative warrant liabilities at December 31, 2020	$—	$—	$—
Issuance of Public and Private Warrants	7,819,999	6,903,750	14,723,749
Change in fair value of warrant liabilities	306,667	184,100	490,767
Derivative warrant liabilities at March 31, 2021	$8,126,666	$7,087,850	$15,214,516
Issuance of Public and Private Warrants	—	—	—
Change in fair value of warrant liabilities	(1,686,667)	(979,675)	(2,666,342)
Derivative warrant liabilities at June 30, 2021	$6,439,999	$6,108,175	$12,548,174

Fair Value of Other Financial Instruments

The carrying value of cash and accounts payable are considered to be representative of their respective fair values due to the nature of and short-term maturities of those instruments.

NOTE 4 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2021, there were 2,415,621 shares of Class A common stock issued and outstanding (excluding 20,584,379 shares of Class A common stock subject to possible redemption).

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

In addition, 2,415,621 shares of Class A common stock are redeemable upon the consummation of the Company’s initial Business Combination, subject to limitation described in Note 1. In addition, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will cease all operations except for the purpose of winding up and redeem the shares of Class A common stock at a per-share price equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding Public Shares (see Note 1, Description of Organization and Business Operations, for more information). The Company classified the shares of Class A common stock subject to redemption rights as temporary equity in the event of the consummation of the Company’s initial Business Combination is not solely within the control of the Company.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2020, 5,750,000 shares of Class B common stock were issued and outstanding, of which 750,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised. These amounts have been retroactively adjusted to reflect the February 24, 2021 stock dividend of 0.14 shares, described in Note 5, Related Party Transactions.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On December 31, 2020, the Sponsor purchased 5,031,250 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000, or approximately $0.005 per share. The Sponsor agreed to forfeit up to 656,250 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On February 24, 2021, the Company effected a stock dividend of 0.14 shares of Class B common stock, resulting in the Sponsor holding an aggregate of 5,750,000 Founder Shares (up to 750,000 Founder Shares of which were subject to forfeiture to the extent that the underwriters’ over-allotment option was  not exercised), representing an adjusted purchase price of approximately $0.004 per share. The financial statements have been retroactively restated to reflect the stock dividend. The underwriters exercised the over-allotment option in full; thus, the Founder Shares are no longer subject to forfeiture.

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

NOTE 6 — INCOME TAXES

The Company’s provision for income taxes for the three and six months ended June 30, 2021 is based on the estimated annual effective tax rate, in addition to discrete items. As of June 30, 2021 and December 31, 2020, the Company has provided a valuation allowance against its net deferred tax assets that it believes, based on the weight of available evidence, are not more likely than not to be realized. Therefore, no material current tax liability or expense has been recorded in the condensed financial statements.

NOTE 7 — NET INCOME PER COMMON SHARE

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the IPO and Private Placement to purchase 14,241,666 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations includes a presentation of income per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for redeemable Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock outstanding since original issuance.

Net income per common share, basic and diluted, for non-redeemable Class A and Class B common stock is calculated by dividing the net income, adjusted for income or loss attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period. Class B common stock includes the Founder Shares, defined below, as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation of Net Income per Common Share

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2021	June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A common stock
Interest income earned on Trust Account	$3,473	$3,473
Less: Applicable franchise and income taxes	(3,473)	(3,473)
Net income attributable to Redeemable Class A common stock	$—	$—
Denominator: Weighted Average Stock Outstanding, Redeemable Class A
Basic and diluted weighted average shares outstanding, Redeemable Class A	20,340,090	20,355,735
Basic and diluted net income per share, Redeemable Class A	$0.00	$0.00

Non-Redeemable Class A and Class B Common Stock
Numerator: Net income minus net earnings
Net income	$2,470,037	$1,418,429
Less: Net income allocable to Redeemable Class A common stock	—	—
Net income attributable to Non-Redeemable Class A and Class B common stock shareholders	$2,470,037	$1,418,429
Denominator: Weighted Average Stock Outstanding, Non-Redeemable Class A and Class B
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B	8,409,910	7,575,901
Basic and diluted net income per share, Non-Redeemable Class A and Class B	$0.29	$0.19

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $4,600,000, with an additional fee (the “Deferred Discount”) of 3.5% of the gross offering proceeds payable upon the Company’s completion of an initial Business Combination. This Deferred Discount of $8,050,000 was recorded as Deferred Underwriting Commissions in the balance sheet as of June 30, 2021. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — SUBSEQUENT EVENTS

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

For the three months ended June 30, 2021, we had a net income of $2,470,037, which was primarily due to a gain from the change in fair value of the derivative warrant liabilities of $2,666,342. This was partially offset by $149,778 in general and administrative expenses and $50,000 of franchise tax expense.

For the six months ended June 30, 2021, we had a net income of $1,418,429, which was primarily driven by a gain from the change in fair value of the derivative warrant liabilities of $2,175,575. This was partially offset by $438,197 of issuance costs attributed to the warrant liability, $222,422 in operating costs and $100,000 of franchise tax expense.

As described in Note 2, Summary of Significant Accounting Policies, in “Part 1. Financial Information – Item 1. Financial Statements,” we classify the warrants issued in connection with our IPO and Private Placement as liabilities at their fair value, and adjust the derivative warrant liabilities to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.

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

For the six months ended June 30, 2021, cash used in operating activities was $643,337. Net income of $1,418,429 was adjusted for the interest earned on marketable securities held in Trust Account of $3,473, the issuance costs attributed to the warrant liabilities of $438,197, and the non-cash change in fair value of the derivative warrant liabilities of $2,175,575. Additionally, changes in operating assets and liabilities provided $320,915 of cash used in operating activities.

As of June 30, 2021, we had cash and marketable securities in the Trust Account of $230,003,473. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest from the trust account to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $1,118,578 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Critical Accounting Policies

Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Note 2, Summary of Significant Account Policies, in Part I. Financial Information – Item 1.Financial Statements for a discussion of the estimates and judgments necessary in our accounting for derivative warrant liabilities, common stock subject to possible redemption, and net income (loss) per common share. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our condensed financial statements contained in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the condensed financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

Recent Accounting Pronouncements

Please refer to Note 2, Summary of Significant Accounting Policies, in “Part 1. Financial Information – Item 1. Financial Statements” for a discussion of recent accounting pronouncements and their anticipated effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2021.

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

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended June 30, 2021:

●	We have expanded and improved our review process for complex securities and related accounting standards.
●	We have increased communication among its personnel and third-party professionals with whom we consult regarding complex accounting applications.
●	We have also retained the services of a valuation expert to assist in valuation analysis of the Warrants on a quarterly basis.
●	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our financial statements and related disclosures.

While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the third quarter of 2021.

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

As a result, included on our balance sheet as of June 30, 2021 contained elsewhere in this Form 10-Q are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, Derivatives and Hedging — Contracts on an Entity's Own Equity, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the condensed statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 26, 2021, we consummated our Initial Public Offering of 23,000,000 Units, inclusive of 3,000,000 Units sold to the underwriters upon the election to fully exercise their over-allotment option, at a price of $10.00 per Unit, generating total gross proceeds of $230,000,000. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one-third of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share Ordinary Share for $11.50 per share. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-252739). The registration statements became effective on February 23, 2021.

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

BOA ACQUISITION CORP.

Date: August 3, 2021		/s/ Brian Friedman
	Name:	Brian Friedman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2021		/s/ Benjamin A. Friedman
	Name:	Benjamin A. Friedman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)