Form 10-Q
period 2021-09-30
BOA Acquisition Corp.
filed 2021-11-05
CIK 1838544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 3, 2021, there were 23,000,000 Class A common shares and 5,750,000 Class B common shares, $0.0001 par value, issued and outstanding.

BOA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$819,720	$25,050
Prepaid expenses	287,319	—
Total current assets	1,107,039	25,050
NONCURRENT ASSETS
Cash held in trust account	230,006,946	—
Other assets	91,667	—
Deferred offering costs associated with initial public offering	—	8,000
Total noncurrent assets	230,098,613	8,000
TOTAL ASSETS	$231,205,652	$33,050

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$102,702	$993
Accrued deferred offering costs	—	8,000
Franchise tax payable	150,000	—
Total current liabilities	252,702	8,993
LONG-TERM LIABILITIES
Deferred underwriting commissions	8,050,000	—
Derivative warrant liabilities	8,599,833	—
Total liabilities	16,902,535	8,993

Commitments and Contingencies (Note 9)

Redeemable Class A common stock, $0.0001 par value; 23,000,000 and 0 shares as of September 30, 2021 and December 31, 2020, respectively, subject to possible redemption at $10.00 per share	230,000,000	—

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 and 0 shares subject to possible redemption) as of September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(15,697,458)	(943)
Total Stockholders’ (Deficiency) Equity	(15,696,883)	24,057
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$231,205,652	$33,050

The accompanying notes are an integral part of these condensed financial statements.

BOA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
OPERATING EXPENSES
General and administrative expenses	$442,514	$664,936
Franchise tax expense	50,000	150,000
Total operating expenses	492,514	814,936

OTHER INCOME (EXPENSE)
Interest earned on marketable securities held in Trust Account	3,473	6,946
Interest earned on operating cash	18	18
Underwriting discounts and offering costs attributed to derivative warrant liability	—	(438,197)
Change in fair value of derivative warrant liability	3,948,341	6,123,916
Total other income	3,951,832	5,692,683

INCOME BEFORE INCOME TAX	3,459,318	4,877,747
Income tax expense (benefit)	—	—
NET INCOME	$3,459,318	$4,877,747

Basic and diluted weighted average shares outstanding, Class A common stock	23,000,000	18,282,051
Basic and diluted net income per share, Class A common stock	$0.12	$0.20

Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,750,000
Basic and diluted net income per share, Class B common stock	$0.12	$0.20

The accompanying notes are an integral part of these condensed financial statements.

BOA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

(Unaudited)

(Revised)

	Class A		Class B		Additional	Retained Earnings	Total
	Common Stock		Common Stock		Paid-in	(Accumulated	Stockholders’ (Deficiency)
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance—December 31, 2020	—	$—	5,750,000	$575	$24,425	$(943)	$24,057
Accretion to shares subject to possible redemption	—	—	—	—	(24,425)	(20,574,262)	(20,598,687)
Net loss	—	—	—	—	—	(1,051,608)	(1,051,608)
Balance—March 31, 2021	—	$—	5,750,000	$575	$—	$(21,626,813)	$(21,626,238)
Net income	—	—	—	—	—	2,470,037	2,470,037
Balance—June 30, 2021	—	$—	5,750,000	$575	$—	$(19,156,776)	$(19,156,201)
Net income	—	—	—	—	—	3,459,318	3,459,318
Balance—September 30, 2021	—	$—	5,750,000	$575	$—	$(15,697,458)	$(15,696,883)

The accompanying notes are an integral part of these condensed financial statements.

BOA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Nine Months Ended
September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,877,747
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(6,946)
Underwriting discounts and offering costs attributed to warrant liability	438,197
Change in fair value of warrant liability	(6,123,916)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(378,986)
Accounts payable and accrued expenses	101,709
Franchise tax payable	150,000
Net cash used in operating activities	(942,195)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	225,161,865
Proceeds from sale of Private Placement Warrants	6,575,000
Net cash provided by financing activities	231,736,865

NET CHANGE IN CASH	794,670
CASH, BEGINNING OF PERIOD	25,050
CASH, END OF PERIOD	$819,720

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Initial classification of derivative warrant liability	$14,723,749
Initial classification of common stock subject to possible redemption	$230,000,000
Deferred underwriting fees charged to additional paid in capital	$80,500,000

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, its Initial Public Offering (the “IPO”) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the IPO (see below for more information on the IPO), and recognizes changes in the fair value of warrant liabilities as other income (expense).

Corporate Organization and Initial Public Offering

The Company was incorporated in Delaware on October 26, 2020. The Company’s sponsor is Bet on America LLC, a Delaware limited liability company (the “Sponsor”).

On February 26, 2021, the Company consummated its IPO of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, raising $230,000,000 of gross proceeds. Of the 23,000,000 shares issued, 20,000,000 Units were included in the Company’s initial offering, and 3,000,000 Units resulted from the underwriter fully exercising its over-allotment option. The net proceeds of the IPO were $217,111,865, after deducting expenses and underwriting discounts and commissions of approximately $12,888,135, which includes $8,050,000 in deferred underwriting commissions (see Note 9, Commitments and Contingencies, for more information).

Public Warrants

Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (each, a “Public Warrant” and, collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. In addition, if (x) the Company issues additional shares of Class A common stock for capital raising purposes in connection with the closing of our Initial Business Combination at an issue or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or their affiliates, without taking into account any shares of Class B common stock held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the amount that is the total equity proceeds (and interest thereon), available for the funding of the Initial Business Combination on the date of the consummation (net of redemptions) and (z) the volume-weighted average trading price of our Class A common stock during the 20-trading-day period starting on the trading day prior to the date on which the Company consummates its Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted, to the nearest cent, to 115% of the higher of the Newly Issued Price and the Market Value, and the $18.00 per share redemption trigger price described below will be adjusted, to the nearest cent, to be equal to 180% of the higher of the Newly Issued Price and the Market Value.

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

Private Placement Warrants

Simultaneously with the closing of the IPO, the Company consummated a private sale (the “Private Placement”) of 6,575,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of approximately $6,575,000 (see Note 6, Related Party Transactions, for more information). The Private Placement Warrants are identical to the Warrants included in the Units sold in the IPO, except as otherwise disclosed in the Note 5, Stockholders’ Equity—Warrants. No underwriting discounts or commissions were paid with respect to such sale.

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

NOTE 2 — REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company determined, at the closing of the Company’s IPO and shares sold pursuant to the exercise of the underwriters’ overallotment, it had improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the IPO and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

There has been no change in the Company’s total assets, liabilities, operating results or cash flows.

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As previously
Balance Sheet as of March 31, 2021 (unaudited)	reported	Adjustment	As revised
Class A common stock subject to redemption	$203,373,760	$26,626,240	$230,000,000
Class A Common stock	266	(266)	—
Additional paid-in capital	6,051,712	(6,051,712)	—
Retained Earnings (Accumulated deficit)	(1,052,551)	(20,574,262)	(21,626,813)
Total Stockholders’ Equity (Deficiency)	$5,000,002	$(26,626,240)	$(21,626,238)

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

	As previously
Balance Sheet as of June 30, 2021 (unaudited)	reported	Adjustment	As revised
Class A common stock subject to redemption	$205,843,790	$24,156,210	$230,000,000
Class A Common stock	242	(242)	—
Additional paid-in capital	3,581,706	(3,581,706)	—
Retained Earnings (Accumulated deficit)	1,417,486	(20,574,262)	(19,156,776)
Total Stockholders’ Equity (Deficiency)	$5,000,009	$(24,156,210)	$(19,156,201)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Cash held in Trust Account

At September 30, 2021, the Company had $230,006,946 in cash held in the Trust Account that were held in U.S. Treasury Bills.

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company further evaluated the Public Warrants and Private Placement Warrants (collectively, the “Warrants”, which are discussed in Note 4, Note 5, and Note 6) in accordance with ASC 815-40 and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as a component of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants were measured at fair value at inception (on the date of the IPO) and recorded as derivative warrant liabilities on the condensed balance sheets. The Warrants are subject to remeasurement at each reporting date until exercised or expiration in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized on the statements of operations in the period of change. Subsequent to becoming publicly traded on March 31, 2021, the fair value of the Public Warrants was determined based on their quoted trading price. Prior to being publicly traded, the fair value of the Public Warrants was estimated using a Monte Carlo simulation approach, while the fair value of the Private Placement Warrants was estimated using a Black-Scholes option pricing model (see Note 4, Fair Value Measurements, for more information).

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

Class A Common Stock subject to possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Recently issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging –Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The new standard is effective for the Company on January 1, 2024, although early adoption is permitted. The ASU allows the use of the modified retrospective method or the fully retrospective method. The Company is still in the process of evaluating the impact of this new standard; however, the Company does not believe the initial impact of adopting the standard will result in any changes to the Company’s statements of financial position, operations or cash flows.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 — FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities Measured on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis. These assets and liabilities include the investments held in Trust Account, and derivative warrant liabilities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and where they are classified within the fair value hierarchy at September 30, 2021. The Company did not have any assets or liabilities that were measured at fair value on a recurring basis at December 31, 2020.

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account (1)
	$230,006,946	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants (2)	$4,523,333	$—	$—
Derivative warrant liabilities - Private Placement Warrants (3)	$—	$—	$4,076,500
(1)	The fair value of the investments held in Trust Account was based on the quoted market price.
(2)	The fair value of the derivative warrant liabilities – Public Warrants was based on the quoted market price for BOAS WS as of the reporting date.
(3)	The fair value of the derivative warrant liabilities – Private Placement Warrants was based on a Black-Scholes model.

Investments held in Trust Account. At September 30, 2021, the investments held in Trust Account were entirely comprised of U.S. Treasury Bills. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

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

Initial Measurement

The estimated fair value of the Public Warrants and the Private Placement Warrants on February 26, 2021 was estimated using a Monte Carlo simulation and a Black-Scholes option pricing model, respectively. At their initial measurement, the Warrants were classified as Level 3 inputs due to the use of unobservable inputs.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table presents information and assumptions used to determine the estimated fair values of the Warrants using the pricing models:

Initial Measurement
Strike price	$11.50
Term (in years)	6.0
Risk-free rate	0.9%
Volatility	17.0%
Dividend yield	0.0%
Fair value of Public Warrants	$1.02
Fair value of Private Placement Warrants	$1.05

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker BOAS WS. The fair value of the Private Warrants continues to be estimated using a Black-Scholes option pricing model and is classified as Level 3 due to the use of unobservable inputs.

The following table presents information and assumptions used in the Black-Scholes option pricing model to determine the estimated fair value of the Private Placement Warrants as of September 30, 2021:

As of
September 30, 2021
Strike price	$11.50
Term (in years)	5.42
Risk-free rate	1.05%
Volatility	13.4%
Dividend yield	0.0%
Fair value of Private Placement Warrants	$0.62

The following contains additional information regarding the inputs used in the pricing models:

●	Term – the expected life of the warrants was assumed to be equivalent to their remaining contractual term.
●	Risk-free rate – the risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants.
●	Volatility – the Company estimated the volatility of its common stock warrants based on implied volatility and actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the Warrants.
●	Dividend yield – the dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Private Placement Warrants.

Due to the use of quoted prices in an active market (Level 1) to measure the fair values of the Public Warrants subsequent to March 31, 2021, the Company had transfers out of Level 3 totaling $8,126,666 during the period ended March 31, 2021.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The change in fair value of the derivative warrant liabilities through September 30, 2021 is as follows:

		Private Placement	Total Derivative
	Public Warrants	Warrants	Warrant Liability
Derivative warrant liabilities at December 31, 2020	$—	$—	$—
Issuance of Public and Private Warrants	7,819,999	6,903,750	14,723,749
Change in fair value of warrant liabilities	306,667	184,100	490,767
Derivative warrant liabilities at March 31, 2021	$8,126,666	$7,087,850	$15,214,516
Issuance of Public and Private Warrants	—	—	—
Change in fair value of warrant liabilities	(1,686,667)	(979,675)	(2,666,342)
Derivative warrant liabilities at June 30, 2021	$6,439,999	$6,108,175	$12,548,174
Issuance of Public and Private Warrants	—	—	—
Change in fair value of warrant liabilities	(1,916,666)	(2,031,675)	(3,948,341)
Derivative warrant liabilities at September 30, 2021	$4,523,333	$4,076,500	$8,599,833

Fair Value of Other Financial Instruments

The carrying value of cash and accounts payable are considered to be representative of their respective fair values due to the nature of and short-term maturities of those instruments.

NOTE 5 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were no shares of Class A common stock issued and outstanding (excluding 23,000,000 shares of Class A common stock subject to possible redemption).

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

In addition, 23,000,000 shares of Class A common stock are redeemable upon the consummation of the Company’s initial Business Combination, subject to the requirements of law. In addition, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will cease all operations except for the purpose of winding up and redeem the shares of Class A common stock at a per-share price equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding Public Shares (see Note 1, Description of Organization and Business Operations, for more information). The Company classified the shares of Class A common stock subject to redemption rights as temporary equity as the event of the consummation of the Company’s initial Business Combination is not solely within the control of the Company.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2020, 5,750,000 shares of Class B common stock were issued and outstanding. These amounts have been retroactively adjusted to reflect the February 24, 2021 stock dividend of 0.14 shares, described in Note 6, Related Party Transactions.

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 7 — INCOME TAXES

The Company’s provision for income taxes for the three and nine months ended September 30, 2021 is based on the estimated annual effective tax rate, in addition to discrete items. As of September 30, 2021 and December 31, 2020, the Company has provided a valuation allowance against its net deferred tax assets that it believes, based on the weight of available evidence, are not more likely than not to be realized. Therefore, no material current tax liability or expense has been recorded in the condensed financial statements.

NOTE 8 — NET INCOME PER COMMON SHARE

The Company applies the two-class method in calculating net income per common share on a pro rata basis. Net income per common share is computed by dividing net income, on a pro rata basis, by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from net income per common share as the redemption value approximates fair value.

The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase 14,241,666 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation of Net Income per Common Share

The following table reflects the calculation of basic and diluted net income per common share:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2021	September 30, 2021
Class A Common Stock
Numerator: Earnings allocable to Class A common stock
Net income allocable to Class A common stock	$2,767,454	$3,710,679
Denominator: Weighted Average Stock Outstanding, Class A
Basic and diluted weighted average shares outstanding, Class A	23,000,000	18,282,051
Basic and diluted net income per share, Class A	$0.12	$0.20

Class B Common Stock
Numerator: Earnings allocable to Class B common stock
Net income allocable to Class B common stock	$691,864	$1,167,068
Denominator: Weighted Average Stock Outstanding, Class B
Basic and diluted weighted average shares outstanding, Class B	5,750,000	5,750,000
Basic and diluted net income per share, Class B	$0.12	$0.20

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $4,600,000, with an additional fee (the “Deferred Discount”) of 3.5% of the gross offering proceeds payable upon the Company’s completion of an initial Business Combination. This Deferred Discount of $8,050,000 was recorded as deferred underwriting commissions in the balance sheet as of September 30, 2021. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

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

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into in the future), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

For the three months ended September 30, 2021, we had a net income of $3,459,318, which was primarily due to a gain from the change in fair value of the derivative warrant liabilities of $3,948,341. This was partially offset by $442,514 in general and administrative expenses and $50,000 of franchise tax expense.

For the nine months ended September 30, 2021, we had a net income of $4,877,747, which was primarily driven by a gain from the change in fair value of the derivative warrant liabilities of $6,123,916. This was partially offset by $438,197 of issuance costs attributed to the warrant liability, $664,936 in general and administrative expenses and $150,000 of franchise tax expense.

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

For the nine months ended September 30, 2021, cash used in operating activities was $942,195. Net income of $4,877,747 was adjusted for the interest earned on marketable securities held in Trust Account of $6,946, the issuance costs attributed to the warrant liabilities of $438,197, and the non-cash change in fair value of the derivative warrant liabilities of $6,123,916. Additionally, changes in operating assets and liabilities provided $127,277 of cash used in operating activities.

As of September 30, 2021, we had cash and marketable securities in the Trust Account of $230,006,946. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest from the trust account to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $819,720 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Critical Accounting Policies

Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Note 3, Summary of Significant Account Policies, in Part I. Financial Information – Item 1.Financial Statements for a discussion of the estimates and judgments necessary in our accounting for derivative warrant liabilities, common stock subject to possible redemption, and net income (loss) per common share. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our condensed financial statements contained in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the condensed financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

Recent Accounting Pronouncements

Please refer to Note 3, Summary of Significant Accounting Policies, in “Part 1. Financial Information – Item 1. Financial Statements” for a discussion of recent accounting pronouncements and their anticipated effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021.

Our internal control over financial reporting did not result in the proper accounting classification of certain of the Warrants we issued in February 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our IPO in February 2021.

Remediation Plan

After identifying the material weakness, we have commenced our remediation efforts by taking the following steps:

●	We have expanded and improved our review process for complex securities and related accounting standards.
●	We have increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.
●	We have also retained the services of a valuation expert to assist in valuation analysis of the Warrants on a quarterly basis.
●	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our financial statements and related disclosures.

We intend to complete the enhancement of our financial reporting processes during fiscal year 2021. The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness discussed above, we plan to continue to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand complex accounting standards that apply to our financial statements

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on February 25, 2021 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on February 25, 2021, except for those described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

BOA ACQUISITION CORP.

Date: November 5, 2021		/s/ Brian Friedman
	Name:	Brian Friedman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2021		/s/ Benjamin A. Friedman
	Name:	Benjamin A. Friedman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)