Form 10-Q/A
period 2021-03-31
BOA Acquisition Corp.
filed 2022-01-21
CIK 1838544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

BOA Acquisition Corp. (the “Company” or “we,” “our” or “us”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”), which amends the Quarterly Report on Form 10-Q as of and for the period ended March 31, 2021, as originally filed with the Securities and Exchange Commission (“SEC”) on May 21, 2021 (the “Q1 Form 10-Q”).

On November 5, 2021, the Company filed its Form 10-Q for the quarterly period ended September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that described a revision to the Company’s classification of its Class A common stock previously classified as permanent equity as part of the units sold in the Company’s initial public offering (“IPO”) on February 26, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001, as set forth in the Company's Amended and Restated Certificate of Incorporation. The Company’s management re-evaluated the conclusion and determined that the Class A common stock included certain provisions that require the classification of the Class A common stock as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by restating the classification of all Class A common stock to temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company initially determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously issued financial statements, as of and for the period ended March 31, 2021 included in the Q1 Form 10-Q, in Note 2 to its Form 10-Q for the quarterly period ended September 30, 2021. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements and it was subsequently determined that the qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. As a result, management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock previously classified within permanent equity and the change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on January 10, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of February 26, 2021 on Form 8-K (the “Audited Balance Sheet”), included in Form 8-K dated March 4, 2021, as previously restated in the Q1 Form 10-Q, (ii) unaudited interim financial statements included in the Q1 Form 10-Q, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 4, 2021 (the “Q2 Form 10-Q”), and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 5, 2021 (the “Q3 Form 10-Q”) (collectively, the “Affected Prior Periods”), should be restated and should no longer be relied upon.

As part of the Company’s assessment of its Class A Common Stock Subject to Possible Redemption, the Company identified an error in its accounting for its Private Placement Warrants. This error was identified after the Company had issued its Form 8-K on January 13, 2022, that described the then forthcoming restatements under Item 4.02 “Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review”. The error resulted from the incorrect accounting for the excess fair value over the proceeds received from the Private Placement Warrants. This was originally accounted for within stockholders’ equity, but the excess should have been recognized as a loss on the condensed statement of operations.

i

As such, the Company is restating the Audited Balance Sheet and its unaudited interim financial statements previously included in the Company’s Q1 Form 10-Q in this Form 10-Q/A, Amendment No. 1. The Company is amending the other periods included in the Affected Prior Periods in separate filings.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting in analyzing complex financial instruments during the Affected Prior Periods and that the Company’s disclosure controls and procedures were not effective. This material weakness is additive to the material weakness previously identified and disclosed regarding the Company's accounting for Warrants, which was disclosed in the Company's Q1 Form 10-Q, Q2 Form 10-Q and Q3 Form 10-Q. The Company’s remediation plan with respect to such material weaknesses is described in more detail in Item 4 of Part I to this Quarterly Report on Form 10-Q/A.

The following items in this Form 10-Q/A have been amended as a result of this restatement:

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1A. Risk Factors

ii

BOA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
	(As Restated)

ASSETS
CURRENT ASSETS
Cash	$1,162,779	$25,050
Prepaid expenses	299,639	—
Total current assets	1,462,418	25,050
NONCURRENT ASSETS
Cash held in trust account	230,000,000	—
Other assets	229,167	—
Deferred offering costs associated with initial public offering	—	8,000
Total noncurrent assets	230,229,167	8,000
TOTAL ASSETS	$231,691,585	$33,050

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$3,307	$993
Accrued deferred offering costs	—	8,000
Franchise tax payable	50,000	—
Total current liabilities	53,307	8,993
LONG-TERM LIABILITIES
Deferred underwriting commissions	8,050,000	—
Derivative warrant liabilities	15,214,516	—
Total liabilities	23,317,823	8,993

Commitments and Contingencies (Note 9)

Class A common stock subject to possible redemption; 23,000,000 and 0 shares as of March 31, 2021 and December 31, 2020, respectively, at redemption value of $10.00 per share	230,000,000	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 and 0 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(21,626,813)	(943)
Total Stockholders’ Equity (Deficit)	(21,626,238)	24,057
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$231,691,585	$33,050

The accompanying notes are an integral part of these condensed financial statements.

BOA ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

(As Restated)

Three Months Ended
March 31, 2021
OPERATING EXPENSES
General and administrative expenses	$72,644
Franchise tax expense	50,000
Total operating expenses	(122,644)

OTHER EXPENSE
Underwriting discounts and offering costs attributed to derivative warrant liability	(438,197)
Change in fair value of derivative warrant liability	(819,517)
Total other expense	(1,257,714)

LOSS BEFORE INCOME TAX	(1,380,358)
Income tax expense	—
NET LOSS	$(1,380,358)

Basic and diluted weighted average shares outstanding, Class A common stock	8,688,889
Basic and diluted net loss per share, Class A common stock	$(0.10)

Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000
Basic and diluted net loss per share, Class B common stock	$(0.10)

The accompanying notes are an integral part of these condensed financial statements.

BOA ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(As Restated)

(Unaudited)

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance—December 31, 2020	5,750,000	$575	$24,425	$(943)	$24,057
Remeasurement of Class A common stock subject to possible redemption	—	—	(24,425)	(20,245,512)	(20,269,937)
Net loss	—	—	—	(1,380,358)	(1,380,358)
Balance—March 31, 2021	5,750,000	$575	$—	$(21,626,813)	$(21,626,238)

The accompanying notes are an integral part of these condensed financial statements.

BOA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

(As Restated)

Three Months Ended
March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,380,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Underwriting discounts and offering costs attributed to warrant liability	438,197
Change in fair value of warrant liability	819,517
Changes in operating assets and liabilities:
Prepaid expenses	(528,806)
Accounts payable and accrued expenses	2,314
Franchise tax payable	50,000
Net cash used in operating activities	(599,136)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	225,161,865
Proceeds from sale of Private Placement Warrants	6,575,000
Net cash provided by financing activities	231,736,865

NET CHANGE IN CASH	1,137,729
CASH, BEGINNING OF PERIOD	25,050
CASH, END OF PERIOD	$1,162,779

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Initial classification of derivative warrant liability	$14,723,749
Initial classification value of common stock subject to possible redemption	$230,000,000
Remeasurement of Class A common stock subject to possible redemption	$20,269,937
Deferred underwriting fees charged to additional paid in capital	$8,050,000

The accompanying notes are an integral part of these condensed financial statements.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

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

(As Restated)

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

(As Restated)

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (As Restated)

Warrant Liabilities

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

Class A Common Stock Subject to Possible Redemption

The Company’s management re-evaluated the Company’s application of ASC 480-10-S99 to its accounting classification of its Class A common stock subject to possible redemption issued as part of the units sold in the Company’s IPO on February 26, 2021. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity, due to the Company’s requirement to maintain at least $5,000,001 of tangible net assets. Pursuant to this re-evaluation, the Company’s management determined that all Class A common stock subject to redemption include provisions that require classification of the Class A common stock as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) to Class A and Class B common stock on a pro rata basis based on weighted average shares outstanding. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of commons stock share pro rata in the income (loss) of the Company.

The Company included Note 10, Class A Common Stock Subject to Possible Redemption, in its restated Notes to Condensed Financial Statements that describes the number of Class A shares that are subject to possible redemption, and also provides a reconciliation of the gross IPO proceeds to the Class A common stock subject to possible redemption as of the date of the condensed balance sheet.

As part of the Company’s assessment of its Class A Common Stock Subject to Possible Redemption, the Company identified an additional error in its accounting for its Private Placement Warrants. When the fair value of the warrants at the date of issuance is in excess of the proceeds received, the difference is recorded as a loss as of the date of issuance. As a result, the Company recognized a $328,750 loss during the three months ended March 31, 2021 related to the difference between the fair value of the Private Placement Warrants and the proceeds from the Private Placement Warrants. This loss is included in the accompanying condensed statement of operations within “Change in fair value of derivative warrant liability.”

Further, this Amendment No. 1 on Form 10-Q/A for the quarterly period ended March 31, 2021 includes minor formatting, wording and grammar changes to the condensed financial statements and Notes to Condensed Financial Statements.

Impact

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections noted above and has determined that the related impact was material to the Affected Periods that contained the errors. Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Periods should be restated to present (i) all Class A common stock as temporary equity, (ii) to recognize remeasurement from the initial book value to redemption value at the time of its IPO, (iii) to correct its accounting for the excess of fair value over the proceeds received for its Private Placement Warrants, (iv) to correct its earnings per share calculation, and (v) properly reflect the classification of warrants. As such, the Company is reporting these restatements to those Affected Periods in this quarterly report.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

The following table summarizes the effect of the restatements on the Company’s financial statements for the Affected Periods:

			Adjustments for Class A
			common stock
		Warrant	subject to possible
	As Previously	liabilities	redemption and Private
Balance Sheet as of February 26, 2021	reported	adjustments	Placement Warrants	As Restated
Derivative warrant liabilities	$—	$14,723,749	$—	$14,723,749
Total liabilities	$8,180,512	$14,723,749	$—	$22,904,261
Class A common stock subject to redemption	$218,731,720	$(14,723,740)	$25,992,020	$230,000,000
Class A Common stock	$113	$147	$(260)	$—
Additional paid-in capital	$5,004,457	$438,041	$(5,442,498)	$—
Accumulated deficit	$(5,135)	$(438,197)	$(20,549,262)	$(20,992,594)
Total Stockholders' Equity (Deficit)	$5,000,010	$(9)	$(25,992,020)	$(20,992,019)
Total redeemable common stock and stockholders' equity (deficit)	$231,912,242	—	—	231,912,242
Shares of Class A common stock subject to redemption	21,873,172	(1,472,374)	2,599,202	23,000,000
Shares of Class A common stock	1,126,828	1,472,374	(2,599,202)	—

Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to redemption	$203,373,760	$—	$26,626,240	$230,000,000
Class A Common stock	$266	$—	$(266)	$—
Additional paid-in capital	$6,051,712	$—	$(6,051,712)	$—
Accumulated deficit	$(1,052,551)	$—	$(20,574,262)	$(21,626,813)
Total Stockholders' Equity (Deficit)	$5,000,002	$—	$(26,626,240)	$(21,626,238)
Shares of Class A common stock subject to redemption	20,337,376	—	2,662,624	23,000,000
Shares of Class A common stock	2,662,624	—	(2,662,624)	—

Statement of Operations for the three months ended March 31, 2021 (unaudited)
Change in fair value of derivative warrant liability	$(490,767)	$—	$(328,750)	$(819,517)
Total other expense	$(928,964)	$—	$(328,750)	$(1,257,714)
Loss before income tax	$(1,051,608)	$—	$(328,750)	$(1,380,358)
Net loss	$(1,051,608)	$—	$(328,750)	$(1,380,358)
Basic and diluted Class A weighted-average shares outstanding	20,398,876	—	(11,709,987)	8,688,889
Basic and diluted Class A net income (loss) per share	$—	—	$(0.10)	$(0.10)
Basic and diluted Class B weighted-average shares outstanding	6,732,625	—	(982,625)	5,750,000
Basic and diluted Class B net income (loss) per share	$(0.16)	—	$0.06	$(0.10)

Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2021 (unaudited)
Sale of units in initial public offering, net of allocation to warrant liability, underwriting discounts and other offering costs	$217,550,062	$—	$(217,550,062)	$—
Sale of Private Placement Warrants	$6,575,000	$—	$(6,575,000)	$—
Initial classification of common stock subject to possible redemption	$(204,007,980)	$—	$204,007,980	$—
Change in common stock subject to possible redemption	$634,220	$—	$(634,220)	$—
Remeasurement of Class A common stock subject to possible redemption	$—	$—	$(20,269,937)	$(20,269,937)
Net loss	$(1,051,608)	$—	$(328,750)	$(1,380,358)

Statement of Cash Flows for the three months ended March 31, 2021 (unaudited)
Net loss	$(1,051,608)	$—	$(328,750)	$(1,380,358)
Change in fair value of warrant liability	$490,767	$—	$328,750	$819,517
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Initial classification of common stock subject to redemption	$204,007,980	$—	$25,992,020	$230,000,000
Change in value of common stock subject to possible redemption	$(634,220)	$—	$634,220	$—
Remeasurement of Class A common stock subject to possible redemption	$—	$—	$20,269,937	$20,269,937

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

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

(As Restated)

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

Allocation of Issuance Costs

The Company accounts for the allocation of its issuance costs to its Warrants using the guidance in ASC 470-20, applied by analogy. Under this guidance, if debt or stock is issued with detachable warrants, the proceeds need to be allocated to the two instruments using either the fair value method, the relative fair value method, or the residual value method. The guidance also requires companies to use a consistent approach in allocating issuance costs between the instruments. Accordingly, the Company allocated its issuance costs of $12,888,135—consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting commissions, and $238,135 of other offering costs—to the issuance of its Class A shares and Public Warrants in the amount of $12,449,938 and $438,197, respectively. Issuance costs attributed to the Public Warrants were expensed during the three months ended March 31, 2021, to the condensed statement of operations. Issuance costs associated with the issuance of Class A common stock were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the IPO. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. Immediately upon the closing of the IPO, the Company recognized the remeasurement from initial book value to the redemption amount, which approximates fair value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit and Class A common stock.

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

(As Restated)

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

(As Restated)

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

The change in fair value of the derivative warrant liabilities, net of expense related to the initial fair value of the Private Warrants in excess of proceeds received, through March 31, 2021 is as follows:

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

NOTE 5 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2021, there were no shares of Class A common stock issued and outstanding (excluding 23,000,000 shares of Class A common stock subject to possible redemption).

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

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

Warrant Liabilities — Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

The excess fair value over the proceeds received for the Private Placement Warrants is recorded as a loss in the accompanying condensed statement of operations within “Change in fair value of derivative warrant liability.”

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

NOTE 8 — NET LOSS PER COMMON SHARE (As Restated)

The Company has two classes of shares, Class A common stock and Class B common stock. Net income (loss) per common share is computed by dividing net loss, on a pro rata basis, by the weighted average number of common shares outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net loss per common share as the redemption value approximates fair value.

The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase 14,241,666 shares of Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

Reconciliation of Net Loss per Common Share

The following table reflects the calculation of basic and diluted net loss per common share:

	Three Months Ended
	March 31, 2021
	Class A	Class B
Basic and diluted net loss per share
Numerator
Allocation of net loss	$(830,658)	$(549,700)
Denominator
Weighted-average shares outstanding	8,688,889	5,750,000
Basic and diluted net loss per share	$(0.10)	$(0.10)

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

NOTE 10 — CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION (As Restated)

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of March 31, 2021, there were 23,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

As of March 31, 2021, Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross Proceeds	$230,000,000
Less:
Offering costs and underwriting fees allocated to Class A common stock subject to possible redemption	(12,439,938)
Proceeds allocated to Public Warrants at issuance	(7,819,999)
Plus:
Remeasurement of Class A common stock subject to possible redemption	20,269,937
Class A common stock subject to possible redemption	$230,000,000

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions through the date these financial statements were issued. The Company determined there were no events, other than those described in Note 2, that required disclosure or recognition in these condensed financial statements.

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

In this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2021, we are restating our unaudited interim financial statements as of March 31, 2021. See Note 2 for additional information.

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

For the three months ended March 31, 2021, we had a net loss of approximately $1,380,358, which consisted of $72,644 in operating costs, $50,000 of franchise tax expense, issuance costs attributed to the warrant liability of $438,197, and a $819,517 loss from changes in fair value of derivative warrant liabilities.

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

For the three months ended March 31, 2021, cash used in operating activities was $599,136. Net loss of $1,380,358 was reduced by the issuance costs attributed to the warrant liabilities of $438,197, and the non-cash change in fair value of the derivative warrant liabilities of $819,517. Additionally, changes in operating assets and liabilities provided $476,492 of cash used in operating activities.

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

Critical Accounting Policies

Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See “Note 2—Summary of Significant Account Policies” in our final prospectus, as filed with the SEC on February 17, 2021, for a discussion of the estimates and judgments necessary in our accounting for common stock subject to possible redemption, and net income (loss) per common share. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our condensed financial statements contained in this Amendment No. 1 on Form 10-Q/A. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the condensed financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, and in light of the material weakness identified related to accounting for complex financial instruments, as described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021.

The Company’s management concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock subject to redemption and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s audited balance sheet as of February 26, 2021 and its interim financial statements for the quarter ended March 31, 2021. Additionally, this material weakness could result in a misstatement of complex accounting transactions and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. We have expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness discussed above, we plan to continue to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand complex accounting standards that apply to our financial statements.

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

Following this issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management concluded that, in light of that, the correction of accounting for our warrants and our Class A common stock subject to possible redemption resulted in a material weakness in our internal controls over financial reporting relating to accounting for complex financial instruments.

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

As a result of such material weakness, the change in accounting for the Warrants and Class A common stock subject to possible redemption, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

The Private Placement Warrants are identical to the warrants sold as part of the Units in the Initial Public Offering except that, so long as they are held by the Sponsor or its permitted transferees: (1) they will not be redeemable by us (except in certain redemption scenarios when the price per Class A ordinary share equals or exceeds $10.00 (as adjusted)); (2) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of our Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the Class A common stock issuable upon exercise of these warrants) are entitled to registration rights.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

BOA ACQUISITION CORP.

Date: January 20, 2022		/s/ Brian Friedman
	Name:	Brian Friedman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: January 20, 2022		/s/ Benjamin A. Friedman
	Name:	Benjamin A. Friedman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)