Form 10-Q/A
period 2021-06-30
BOA Acquisition Corp.
filed 2022-01-21
CIK 1838544

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

EXPLANATORY NOTE

BOA Acquisition Corp. (the “Company” or “we,” “our” or “us”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”), which amends the Quarterly Report on Form 10-Q as of and for the period ended June 30, 2021, as originally filed with the Securities and Exchange Commission (“SEC”) on August 4, 2021 (the “Q2 Form 10-Q”).

On November 5, 2021, the Company filed its Form 10-Q for the quarterly period ended September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that described a revision to the Company’s classification of its Class A common stock previously classified as permanent equity as part of the units sold in the Company’s initial public offering (“IPO”) on February 26, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001, as set forth in the Company’s Amended and Restated Certificate of Incorporation. The Company’s management re-evaluated the conclusion and determined that the Class A common stock included certain provisions that require the classification of the Class A common stock as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by restating the classification of all Class A common stock to temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company initially determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously issued financial statements, as of and for the periods ended June 30, 2021 included in the Q2 Form 10-Q, in Note 2 to its Form 10-Q for the quarterly period ended September 30, 2021. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements and it was subsequently determined that the qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. As a result, management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock previously classified within permanent equity and the change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on January 10, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of February 26, 2021 on Form 8-K (the “Audited Balance Sheet”), included in Form 8-K dated March 4, 2021, as previously restated in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 21, 2021 (the “Q1 Form 10-Q”), (ii) unaudited interim financial statements included in the Q1 Form 10-Q, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 4, 2021 (the “Q2 Form 10-Q”), and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 5, 2021 (the “Q3 Form 10-Q”) (collectively, the “Affected Prior Periods”), should be restated and should no longer be relied upon.

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

i

As such, the Company is restating its unaudited interim financial statements previously included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 in this Form 10-Q/A, Amendment No. 1. The Company is amending the other periods included in the Affected Prior Periods in separate filings.

The Company determined that none of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting in analyzing complex financial instruments during the Affected Prior Periods and that the Company’s disclosure controls and procedures were not effective. This material weakness is additive to the material weakness previously identified and disclosed regarding the Company’s accounting for Warrants, which was disclosed in the Company’s Q1 Form 10-Q, Q2 Form 10-Q and Q3 Form 10-Q. The Company’s remediation plan with respect to such material weaknesses is described in more detail in Item 4 of Part I to this Quarterly Report on Form 10-Q/A.

The following items in this Form 10-Q/A have been amended as a result of this restatement:

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Part. 1A. Risk Factors

ii

BOA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2021
	(As Restated)	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$1,118,578	$25,050
Prepaid expenses	288,505	—
Total current assets	1,407,083	25,050
NONCURRENT ASSETS
Cash held in trust account	230,003,473	—
Other assets	160,417	—
Deferred offering costs associated with initial public offering	—	8,000
Total noncurrent assets	230,163,890	8,000
TOTAL ASSETS	$231,570,973	$33,050

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$29,000	$993
Accrued deferred offering costs	—	8,000
Franchise tax payable	100,000	—
Total current liabilities	129,000	8,993
LONG-TERM LIABILITIES
Deferred underwriting commissions	8,050,000	—
Derivative warrant liabilities	12,548,174	—
Total liabilities	20,727,174	8,993

Commitments and Contingencies (Note 9)

Class A common stock subject to possible redemption; 23,000,000 and 0 shares as of June 30, 2021 and December 31, 2020, respectively, at redemption value of $10.00 per share	230,000,000	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 and 0 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(19,156,776)	(943)
Total Stockholders’ Equity (Deficit)	(19,156,201)	24,057
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$231,570,973	$33,050

The accompanying notes are an integral part of these condensed financial statements.

BOA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(As Restated)

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
OPERATING EXPENSES
General and administrative expenses	$149,778	$222,422
Franchise tax expense	50,000	100,000
Total operating expenses	(199,778)	(322,422)

OTHER INCOME (EXPENSE)
Interest earned on marketable securities held in Trust Account	3,473	3,473
Underwriting discounts and offering costs attributed to derivative warrant liability	—	(438,197)
Change in fair value of derivative warrant liability	2,666,342	1,846,825
Total other income	2,669,815	1,412,101

INCOME BEFORE INCOME TAX	2,470,037	1,089,679
Income tax expense	—	—
NET INCOME	$2,470,037	$1,089,679

Basic and diluted weighted average shares outstanding, Class A common stock	23,000,000	15,883,978
Basic and diluted net income per share, Class A common stock	$0.09	$0.05

Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,750,000
Basic and diluted net income per share, Class B common stock	$0.09	$0.05

The accompanying notes are an integral part of these condensed financial statements.

BOA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(As Restated)

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance—December 31, 2020	5,750,000	$575	$24,425	$(943)	$24,057
Remeasurement of Class A common stock subject to possible redemption	—	—	(24,425)	(20,245,512)	(20,269,937)
Net loss	—	—	—	(1,380,358)	(1,380,358)
Balance—March 31, 2021	5,750,000	$575	$—	$(21,626,813)	$(21,626,238)
Net income	—	—	—	2,470,037	2,470,037
Balance—June 30, 2021	5,750,000	$575	$—	$(19,156,776)	$(19,156,201)

The accompanying notes are an integral part of these condensed financial statements.

BOA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

(As Restated)

Six Months Ended
June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,089,679
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,473)
Underwriting discounts and offering costs attributed to warrant liability	438,197
Change in fair value of warrant liability	(1,846,825)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(448,922)
Accounts payable and accrued expenses	28,007
Franchise tax payable	100,000
Net cash used in operating activities	(643,337)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	225,161,865
Proceeds from sale of Private Placement Warrants	6,575,000
Net cash provided by financing activities	231,736,865

NET CHANGE IN CASH	1,093,528
CASH, BEGINNING OF PERIOD	25,050
CASH, END OF PERIOD	$1,118,578

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Initial classification of derivative warrant liability	$14,723,749
Initial classification value of common stock subject to possible redemption	$230,000,000
Remeasurement of Class A common stock subject to possible redemption	$20,269,937
Deferred underwriting fees charged to additional paid-in capital	$8,050,000

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s management re-evaluated the Company’s application of ASC 480-10-S99 to its accounting classification of its Class A common stock subject to possible redemption issued as part of the units sold in the Company’s IPO on February 26, 2021. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity, due to the Company’s requirement to maintain at least $5,000,001 of tangible net assets. Pursuant to this re-evaluation, the Company’s management determined that all Class A common stock subject to redemption include provisions that require classification of the Public Shares as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of commons stock share pro rata in the income (loss) of the Company.

The Company included Note 10, Class A Common Stock Subject to Possible Redemption, in its restated Notes to Condensed Financial Statements that describes the number of Class A shares that are subject to possible redemption, and also provides a reconciliation of the gross IPO proceeds to the Class A common stock subject to possible redemption as of the date of the condensed balance sheet.

As part of the Company’s assessment of its Class A Common Stock Subject to Possible Redemption, the Company identified an additional error in its accounting for its Private Placement Warrants. When the fair value of the warrants at the date of issuance is in excess of the proceeds received, the difference is recorded as a loss as of the date of issuance. As a result, the Company recognized a $328,750 loss during the three months ended March 31, 2021 related to the difference between the fair value of the Private Placement Warrants and the proceeds from the Private Placement Warrants. This loss is included in the accompanying condensed statement of operations for the six months ended June 30, 2021 within “Change in fair value of derivative warrant liability.”

Further, this Amendment No. 1 on Form 10-Q/A for the quarterly period ended June 30, 2021 includes minor formatting, wording and grammar changes to the condensed financial statements and Notes to Condensed Financial Statements.

Impact

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections noted above and has determined that the related impact was material to the Q2 Form 10-Q that contained the errors. Therefore, the Company, in consultation with its Audit Committee, concluded that the Q2 Form 10-Q should be restated to present (i) all Class A common stock subject to possible redemption as temporary equity, (ii) to recognize remeasurement from the initial book value to redemption value at the time of its IPO, (iii) to correct its accounting for the excess of fair value over the proceeds received for its Private Placement Warrants, and (iv) correct its earnings per share calculation. As such, the Company is reporting these restatements to those Q2 Form 10-Q in this quarterly report.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

The impact of the restatements on the financial statements for the Q2 Form 10-Q are presented below.

		Adjustments for Class A
		common stock
		subject to possible
		Redemption and Private
Balance Sheet as of June 30, 2021 (unaudited)	As previously reported	Placement Warrants	As Restated
Class A common stock subject to redemption	$205,843,790	$24,156,210	$230,000,000
Class A Common stock	$242	$(242)	$—
Additional paid-in capital	$3,581,706	$(3,581,706)	$—
Retained Earnings (Accumulated deficit)	$1,417,486	$(20,574,262)	$(19,156,776)
Total Stockholders' Equity (Deficit)	$5,000,009	$(24,156,210)	$(19,156,201)
Shares of Class A common stock subject to redemption	20,584,379	2,415,621	23,000,000
Shares of Class A common stock	2,415,621	(2,415,621)	—

		Adjustments for Class A
		common stock
		subject to possible
		Redemption and Private
Statement of Operations for the three months ended June 30, 2021 (unaudited)	As previously reported	Placement Warrants	As Restated
Basic and diluted Class A weighted-average shares outstanding	20,340,090	2,659,910	23,000,000
Basic and diluted Class A net income (loss) per share	$—	$0.09	$0.09
Basic and diluted Class B weighted-average shares outstanding	8,409,910	(2,659,910)	5,750,000
Basic and diluted Class B net income (loss) per share	$0.29	$(0.20)	$0.09

		Adjustments for Class A
		common stock
		subject to possible
		Redemption and Private
Statement of Operations for the six months ended June 30, 2021 (unaudited)	As previously reported	Placement Warrants	As Restated
Change in fair value of derivative warrant liability	$2,175,575	$(328,750)	$1,846,825
Total other income	$1,740,851	$(328,750)	$1,412,101
Income before income tax	$1,418,429	$(328,750)	$1,089,679
Net income	$1,418,429	$(328,750)	$1,089,679
Basic and diluted Class A weighted-average shares outstanding	20,355,735	(4,471,757)	15,883,978
Basic and diluted Class A net income (loss) per share	$—	$0.05	$0.05
Basic and diluted Class B weighted-average shares outstanding	7,575,901	(1,825,901)	5,750,000
Basic and diluted Class B net income (loss) per share	$0.19	$(0.14)	$0.05

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

		Adjustments for Class A
		common stock
		subject to possible
		Redemption and Private
Statement of Changes in Stockholders’ Equity (Deficit) (unaudited)	As previously reported	Placement Warrants	As Restated
For the three months ended March 31, 2021
Sale of units in initial public offering, net of allocation to warrant liability, underwriting discounts and other offering costs	$217,550,062	$(217,550,062)	$—
Sale of Private Placement Warrants	$6,575,000	$(6,575,000)	$—
Initial classification of common stock subject to possible redemption	$(204,007,980)	$204,007,980	$—
Change in common stock subject to possible redemption	$634,220	$(634,220)	$—
Remeasurement of Class A common stock subject to possible redemption	$—	$(20,269,937)	$(20,269,937)
Net loss	$(1,051,608)	$(328,750)	$(1,380,358)
For the three months ended June 30, 2021
Change in common stock subject to possible redemption	$(2,470,030)	$2,470,030	$—

		Adjustments for Class A
		common stock
		subject to possible
		Redemption and Private
Statement of Cash Flows for the six months ended June 30, 2021 (unaudited)	As previously reported	Placement Warrants	As Restated
Net income	$1,418,429	$(328,750)	$1,089,679
Change in fair value of warrant liability	$(2,175,575)	$328,750	$(1,846,825)
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Initial value of common stock subject to redemption	$204,007,980	$25,992,020	$230,000,000
Change in value of common stock subject to possible redemption	$1,835,810	$(1,835,810)	$—
Remeasurement of Class A common stock subject to possible redemption	$—	$20,269,937	$20,269,937

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

future events. Accordingly, at June 30, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. Immediately upon the closing of the IPO, the Company recognized the remeasurement from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit and Class A common stock.

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

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

The change in fair value of the derivative warrant liabilities, net of expense related to the initial fair value of the Private Warrants in excess of proceeds received, through June 30, 2021 is as follows:

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

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2021, there were no shares of Class A common stock issued and outstanding (excluding 23,000,000 shares of Class A common stock subject to possible redemption).

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

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

The excess fair value over the proceeds received for the Private Placement Warrants is recorded as a loss in the accompanying condensed statement of operations for the six months ended June 30, 2021 within “Change in fair value of derivative warrant liability.”

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

NOTE 8 — NET INCOME (LOSS) PER COMMON SHARE (As Restated)

The Company has two classes of shares, Class A common stock and Class B common stock. Net income (loss) per common share is computed by dividing net income (loss), on a pro rata basis, by the weighted average number of common shares outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net income per common share as the redemption value approximates fair value.

The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase 14,241,666 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income per common share for the periods presented.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

Reconciliation of Net Income per Common Share

The following table reflects the calculation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator
Allocation of net income	$1,976,030	$494,007	$800,058	$289,621
Denominator
Weighted-average shares outstanding	23,000,000	5,750,000	15,883,978	5,750,000
Basic and diluted net income per share	$0.09	$0.09	$0.05	$0.05

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

NOTE 10 — CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION (As Restated)

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of June 30, 2021, there were 23,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

As of June 30, 2021, Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

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

In this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2021, we are restating our unaudited interim financial statements as of June 30, 2021. See Note 2 for additional information.

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

For the six months ended June 30, 2021, we had a net income of $1,089,679, which was primarily driven by a gain from the change in fair value of the derivative warrant liabilities of $1,846,825. This was partially offset by $438,197 of issuance costs attributed to the warrant liability, $222,422 in operating costs and $100,000 of franchise tax expense.

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

For the six months ended June 30, 2021, cash used in operating activities was $643,337. Net income of $1,089,679 was adjusted for the interest earned on marketable securities held in Trust Account of $3,473, the issuance costs attributed to the warrant liabilities of $438,197, and the non-cash change in fair value of the derivative warrant liabilities of $1,846,825. Additionally, changes in operating assets and liabilities provided $320,915 of cash used in operating activities.

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

The Company’s management concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock subject to redemption and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarter ended June 30, 2021. Additionally, this material weakness could result in a misstatement of complex accounting transactions, and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Following this issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management concluded that, in light of that correction of accounting for our warrants and our Class A common stock subject to possible redemption resulted in a material weakness in our internal controls over financial reporting relating to accounting for complex financial instruments.

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