Form 10-Q/A
period 2021-09-30
BOA Acquisition Corp.
filed 2022-01-21
CIK 1838544

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

EXPLANATORY NOTE

BOA Acquisition Corp. (the “Company” or “we,” “our” or “us”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”), which amends the Quarterly Report on Form 10-Q as of and for the period ended September 30, 2021, as originally filed with the Securities and Exchange Commission (“SEC”) on November 5, 2021.

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

The Company initially determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously issued financial statements, as of and for the periods ended March 31, 2021 and June 30, 2021, in Note 2 to its Form 10-Q for the quarterly period ended September 30, 2021. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements and it was subsequently determined that the qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. As a result, management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock previously classified within permanent equity and the change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on January 10, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of February 26, 2021 on Form 8-K (the “Audited Balance Sheet”), included in Form 8-K dated March 4, 2021, as previously restated in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 21, 2021 (the “Q1 Form 10-Q”), (ii) unaudited interim financial statements included in the Q1 Form 10-Q, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 4, 2021, and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 5, 2021 (collectively, the “Affected Prior Periods”), should be restated and should no longer be relied upon.

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

i

As such, the Company is restating its unaudited interim financial statements previously included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 in this Form 10-Q/A, Amendment No. 1 to (i) correctly account for the excess fair value over proceeds received from the Private Placement Warrants, and (ii) remove the “Revision of Previously Issued Financial Statements” included in Note 2 as the Company has restated the unaudited interim financial information for the other Affected Prior Periods by previously filing Amendments to the originally filed Q1 Form 10-Q and Q2 Form 10-Q. See the Amendment No. 1 to the Form 10-Q as of and for the period ended March 31, 2021, and Amendment No. 1 to the Form 10-Q as of and for the period ended June 30, 2021 for a description of the restatement and impact on those unaudited interim financial statements.

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

The following items in this Form 10-Q/A have been amended as a result of this restatement:

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4. Controls and Procedures

ii

BOA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash	$819,720	$25,050
Prepaid expenses	287,319	—
Total current assets	1,107,039	25,050
NONCURRENT ASSETS
Cash held in trust account	230,006,946	—
Other assets	91,667	—
Deferred offering costs associated with initial public offering	—	8,000
Total noncurrent assets	230,098,613	8,000
TOTAL ASSETS	$231,205,652	$33,050

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$102,702	$993
Accrued deferred offering costs	—	8,000
Franchise tax payable	150,000	—
Total current liabilities	252,702	8,993
LONG-TERM LIABILITIES
Deferred underwriting commissions	8,050,000	—
Derivative warrant liabilities	8,599,833	—
Total liabilities	16,902,535	8,993

Commitments and Contingencies (Note 9)

Class A common stock subject to possible redemption; 23,000,000 and 0 shares as of September 30, 2021 and December 31, 2020, respectively, at redemption value of $10.00 per share	230,000,000	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 and 0 shares subject to possible redemption) as of September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(15,697,458)	(943)
Total Stockholders’ Equity (Deficit)	(15,696,883)	24,057
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$231,205,652	$33,050

The accompanying notes are an integral part of these condensed financial statements.

BOA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
OPERATING EXPENSES
General and administrative expenses	$442,514	$664,936
Franchise tax expense	50,000	150,000
Total operating expenses	492,514	814,936

OTHER INCOME (EXPENSE)
Interest earned on marketable securities held in Trust Account	3,473	6,946
Interest earned on operating cash	18	18
Underwriting discounts and offering costs attributed to derivative warrant liability	—	(438,197)
Change in fair value of derivative warrant liability	3,948,341	5,795,166
Total other income	3,951,832	5,363,933

INCOME BEFORE INCOME TAX	3,459,318	4,548,997
Income tax expense (benefit)	—	—
NET INCOME	$3,459,318	$4,548,997

Basic and diluted weighted average shares outstanding, Class A common stock	23,000,000	18,282,051
Basic and diluted net income per share, Class A common stock	$0.12	$0.19

Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,750,000
Basic and diluted net income per share, Class B common stock	$0.12	$0.19

The accompanying notes are an integral part of these condensed financial statements.

BOA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Class B		Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance—December 31, 2020	5,750,000	$575	$24,425	$(943)	$24,057
Remeasurement of Class A common stock subject to possible redemption	—	—	(24,425)	(20,245,512)	(20,269,937)
Net loss	—	—	—	(1,380,358)	(1,380,358)
Balance—March 31, 2021	5,750,000	$575	$—	$(21,626,813)	$(21,626,238)
Net income	—	—	—	2,470,037	2,470,037
Balance—June 30, 2021	5,750,000	$575	$—	$(19,156,776)	$(19,156,201)
Net income	—	—	—	3,459,318	3,459,318
Balance—September 30, 2021	5,750,000	$575	$—	$(15,697,458)	$(15,696,883)

The accompanying notes are an integral part of these condensed financial statements.

BOA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Nine Months Ended
September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,548,997
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(6,946)
Underwriting discounts and offering costs attributed to warrant liability	438,197
Change in fair value of warrant liability	(5,795,166)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(378,986)
Accounts payable and accrued expenses	101,709
Franchise tax payable	150,000
Net cash used in operating activities	(942,195)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	225,161,865
Proceeds from sale of Private Placement Warrants	6,575,000
Net cash provided by financing activities	231,736,865

NET CHANGE IN CASH	794,670
CASH, BEGINNING OF PERIOD	25,050
CASH, END OF PERIOD	$819,720

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Initial classification of derivative warrant liability	$14,723,749
Initial classification value of common stock subject to possible redemption	$230,000,000
Remeasurement of Class A common stock subject to possible redemption	$20,269,937
Deferred underwriting fees charged to additional paid-in capital	$8,050,000

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management re-evaluated the Company’s application of ASC 480-10-S99 to its accounting classification of its Class A common stock subject to possible redemption issued as part of the units sold in the Company’s IPO on February 26, 2021. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity, due to the Company’s requirement to maintain at least $5,000,001 of tangible net assets. Pursuant to this re-evaluation, the Company’s management determined that all Class A common stock subject to redemption include provisions that require classification of the Public Shares as temporary equity. This resulted in (1) an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock, and (2) a change to the Company’s earnings per share calculation to allocate net income (loss) to Class A and Class B common stock on a pro rata basis based on weighted average shares outstanding.

The Company initially determined these changes were not qualitatively material to the Company’s previously issued financial statements. Instead, the Company revised its previously issued financial statements in Note 2 to its Form 10-Q for the quarterly period ended September 30, 2021. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements and it was subsequently determined that the qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. As a result, the Company determined that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying on the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock previously classified within permanent equity and the change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

As a result, the Company is restating its unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 in this Form 10-Q/A, Amendment No. 1 (the “Amended Q3 Form 10-Q”) to remove the “Revision of Previously Issued Financial Statements” included in Note 2 as the Company is refiling the unaudited interim financial statements for those periods affected. See the Amendment No. 1 to the Form 10-Q as of and for the period ended March 31, 2021, and Amendment No. 1 to the Form 10-Q as of and for the period ended June 30, 2021 for a description of the restatement and impact on those unaudited interim financial statements.

The Company included Note 10, Class A Common Stock Subject to Possible Redemption, in its restated Notes to Condensed Financial Statements that describes the number of Class A shares that are subject to possible redemption, and also provides a reconciliation of the gross IPO proceeds to the Class A common stock subject to possible redemption as of the date of the condensed balance sheet.

As part of the Company’s assessment of its Class A Common Stock Subject to Possible Redemption, the Company identified an additional error in its accounting for its Private Placement Warrants. When the fair value of the warrants at the date of issuance is in excess of the proceeds received, the difference is recorded as a loss as of the date of issuance. As a result, the Company recognized a $328,750 loss during the three months ended March 31, 2021 related to the difference between the fair value of the Private Placement Warrants and the proceeds from the Private Placement Warrants. This loss is included in the accompanying condensed statement of operations for the nine months ended September 30, 2021 within “Change in fair value of derivative warrant liability.”. This also caused a change in the Company’s net income per share calculation.

Further, this Amendment No. 1 on Form 10-Q/A for the quarterly period ended September 30, 2021 includes minor formatting, wording and grammar changes to the condensed financial statements and Notes to Condensed Financial Statements.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

Impact

As described above, the Company is restating its unaudited interim financial statements included in the Amended Q3 Form 10-Q to remove the “Revision of Previously Issued Financial Statements” included in Note 2 as the Company restated the unaudited interim financial statements for the affected prior periods for the changes described above. See the Amendment No. 1 to the Form 10-Q as of and for the period ended March 31, 2021, and Amendment No. 1 to the Form 10-Q as of and for the period ended June 30, 2021 for a description of the restatement and impact on those unaudited interim financial statements.

Regarding the loss that resulted from the difference between the Private Placement Warrants’ fair value and proceeds received, the Company evaluated this correction in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and has determined that the related impact was material to the Affected Periods that contained the error. Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Period should be restated to correct the accounting of the Company’s Private Placement Warrants upon issuance. As such, the Company is reporting these restatements to the Affected Period in this quarterly report.

The following table summarizes the effect of this restatement on the Company’s financial statements for the Affected Period:

		Correction of the
		Error in accounting
		For the Private
Statement of Operations for the nine months ended September 30, 2021 (unaudited)	As previously reported	Placement Warrants	As Restated
Change in fair value of derivative warrant liabilities	$6,123,916	$(328,750)	$5,795,166
Net income	$4,877,747	$(328,750)	$4,548,997
Basic and diluted Class A net income (loss) per share	$0.20	$(0.01)	$0.19
Basic and diluted Class B net income (loss) per share	$0.20	$(0.01)	$0.19

		Correction of the
		Error in accounting
		For the Private
Statement of Changes in Stockholders’ Equity (Deficit) for the nine months ended September 30, 2021 (unaudited)	As previously reported	Placement Warrants	As Restated
Remeasurement of Class A common stock subject to possible redemption	$(20,574,262)	$328,750	$(20,269,937)
Net loss for the three months ended March 31, 2021	$(1,051,608)	$(328,750)	$(1,380,358)

		Correction of the
		Error in accounting
		For the Private
Statement of Cash Flows for the nine months ended September 30, 2021 (unaudited)	As previously reported	Placement Warrants	As Restated
Net income	$4,877,747	$(328,750)	$4,548,997
Change in fair value of derivative warrant liabilities	$(6,123,916)	$328,750	$(5,795,166)

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit and Class A common stock.

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

The change in fair value of the derivative warrant liabilities, net of expense related to the initial fair value of the Private Warrants in excess of proceeds received, through September 30, 2021 is as follows:

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

NOTE 5 — STOCKHOLDERS’ EQUITY (DEFICT)

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

(As Restated)

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

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

The excess fair value over the proceeds received for the Private Placement Warrants is recorded as a loss in the accompanying condensed statement of operations for the nine months ended September 30, 2021 within “Change in fair value of derivative warrant liability.”

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

NOTE 8 — NET INCOME PER COMMON SHARE (As Restated)

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

The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase 14,241,666 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

Reconciliation of Net Income per Common Share

The following table reflects the calculation of basic and diluted net income per common share:

	Three Months		Nine Months
	Ended		Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator
Allocation of net income	$2,767,454	$691,864	$3,460,587	$1,088,410
Denominator
Weighted-average shares outstanding	23,000,000	5,750,000	18,282,051	5,750,000
Basic and diluted net income per share	$0.12	$0.12	$0.19	$0.19

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(As Restated)

NOTE 10 — CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION (As Restated)

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of September 30, 2021, there were 23,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.

As of September 30, 2021, Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

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

In this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2021, we are restating our unaudited interim financial statements as of September 30, 2021. See Note 2 for additional information.

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

For the nine months ended September 30, 2021, we had a net income of $4,548,997, which was primarily driven by a gain from the change in fair value of the derivative warrant liabilities of $5,795,166. This was partially offset by $438,197 of issuance costs attributed to the warrant liability, $664,936 in general and administrative expenses and $150,000 of franchise tax expense.

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

For the nine months ended September 30, 2021, cash used in operating activities was $942,195. Net income of $4,548,997 was adjusted for the interest earned on marketable securities held in Trust Account of $6,946, the issuance costs attributed to the warrant liabilities of $438,197, and the non-cash change in fair value of the derivative warrant liabilities of $5,795,166. Additionally, changes in operating assets and liabilities provided $127,277 of cash used in operating activities.

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

Critical Accounting Policies

Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Note 3, Summary of Significant Account Policies, in Part I. Financial Information – Item 1. Financial Statements for a discussion of the estimates and judgments necessary in our accounting for derivative warrant liabilities, common stock subject to possible redemption, and net income (loss) per common share. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our condensed financial statements contained in this Amendment No.1 on Form 10-Q/A. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the condensed financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

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

The Company’s management concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock subject to redemption and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarter ended September 30, 2021. Additionally, this material weakness could result in a misstatement of complex accounting transactions, and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on February 25, 2021 and our Amendment No.1 on Form 10-Q/A for the quarter ended June 30, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on February 25, 2021, except for those described in our Amendment No.1 on Form 10-Q/A for the quarter ended June 30, 2021.

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