Form 10-Q
period 2022-03-31
BOA Acquisition Corp.
filed 2022-05-12
CIK 1838544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, there were 23,000,000 Class A common shares and 5,750,000 Class B common shares, $0.0001 par value, issued and outstanding.

BOA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$171,465	$760,576
Prepaid expenses	326,803	280,310
Total current assets	498,268	1,040,886
NONCURRENT ASSETS
Cash held in trust account	230,015,188	230,011,790
Other assets	—	22,917
Total noncurrent assets	230,015,188	230,034,707
TOTAL ASSETS	$230,513,456	$231,075,593

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$225,535	$175,743
Franchise tax payable	50,000	200,050
Total current liabilities	275,535	375,793
LONG-TERM LIABILITIES
Deferred underwriting commissions	8,050,000	8,050,000
Derivative warrant liabilities	3,976,750	7,883,408
Total liabilities	12,302,285	16,309,201

Commitments and Contingencies (Note 9)

Redeemable Class A common stock, $0.0001 par value; 23,000,000 as of March 31, 2022 and December 31, 2021, respectively, subject to possible redemption at $10.00 per share	230,000,000	230,000,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 subject to possible redemption) as of March 31, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	575	575
Additional paid-in capital	—	—
Accumulated deficit	(11,789,404)	(15,234,183)
Total Stockholders’ Deficit	(11,788,829)	(15,233,608)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$230,513,456	$231,075,593

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING EXPENSES
General and administrative expenses	$415,290	$72,644
Franchise tax expense	50,000	50,000
Total operating expenses	(465,290)	(122,644)

OTHER INCOME (EXPENSE)
Interest earned on marketable securities held in Trust Account	3,398	—
Interest earned on operating cash	13	—
Underwriting discounts and offering costs attributed to derivative warrant liability	—	(438,197)
Change in fair value of derivative warrant liability	3,906,658	(819,517)
Total other income (expense)	3,910,069	(1,257,714)

INCOME (LOSS) BEFORE INCOME TAX	3,444,779	(1,380,358)
Income tax expense (benefit)	—	—
NET INCOME (LOSS)	$3,444,779	$(1,380,358)

Basic and diluted weighted average shares outstanding, Class A common stock	23,000,000	8,688,889
Basic and diluted net income per share, Class A common stock	$0.12	$(0.10)

Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,750,000
Basic and diluted net income per share, Class B common stock	$0.12	$(0.10)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2021	5,750,000	$575	$—	$(15,234,183)	$(15,233,608)
Net income	—	—	—	3,444,779	3,444,779
Balance—March 31, 2022	5,750,000	$575	$—	$(11,789,404)	$(11,788,829)

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance—December 31, 2020	5,750,000	$575	$24,425	$(943)	$24,057
Remeasurement of Class A common stock subject to possible redemption	—	—	(24,425)	(20,245,512)	(20,269,937)
Net loss	—	—	—	(1,380,358)	(1,380,358)
Balance—March 31, 2021	5,750,000	$575	$—	$(21,626,813)	$(21,626,238)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

4
	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,444,779	$(1,380,358)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,398)	—
Underwriting discounts and offering costs attributed to warrant liability	—	438,197
Change in fair value of warrant liability	(3,906,658)	819,517
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(23,576)	(528,806)
Accounts payable and accrued expenses	49,792	2,314
Franchise tax payable	(150,050)	50,000
Net cash used in operating activities	(589,111)	(599,136)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	—	225,161,865
Proceeds from sale of Private Placement Warrants	—	6,575,000
Net cash provided by financing activities	—	231,736,865

NET CHANGE IN CASH	(589,111)	1,137,729
CASH, BEGINNING OF PERIOD	760,576	25,050
CASH, END OF PERIOD	$171,465	$1,162,779

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Initial classification of derivative warrant liability	$—	$14,723,749
Initial classification of common stock subject to possible redemption	$—	$230,000,000
Remeasurement of Class A common stock subject to possible redemption	$—	$20,269,937
Deferred underwriting fees charged to additional paid in capital	$—	$8,050,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, its initial public offering (the “Public Offering”) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the Public Offering (see below for more information on the Public Offering), and recognizes changes in the fair value of warrant liabilities as other income (expense).

Additional background on the Company and its Public Offering are available in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Private Placement Warrants

Simultaneously with the closing of the Public Offering, the Company consummated a private sale (the “Private Placement”) of 6,575,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of approximately $6,575,000 (see Note 6, Related Party Transactions, for more information). The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the Public Offering, except as otherwise disclosed in Note 4, Stockholders’ Equity (Deficit)—Warrants. No underwriting discounts or commissions were paid with respect to such sale.

Transaction Costs

Transaction costs incurred during the Public Offering amounted to $12,888,135, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting commissions, and $238,135 of other offering costs.

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

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Public Offering and the Private Placement will not be released from the Trust Account until the earlier of: (i) the completion of the Company’s initial Business Combination; (ii) the redemption of any Public Shares that have been properly tendered in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) (A) to modify the substance or timing of the Company’s obligation to redeem 100% of Public Shares if the Company does not complete its initial Business Combination within 24 months from the closing of the Public Offering (or 30 months from the closing of the Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for the initial Business Combination within 24 months from the closing of the Public Offering but has not completed the initial Business Combination within such 24 month period) (the “Combination Period”) or (B) with respect to any other provision relating to stockholders’ right for pre-initial Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an initial Business Combination within the Combination Period, subject to the requirements of law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Separate Trading of Class A Common Stock and Public Warrants

On March 31, 2021, the Company announced that, commencing March 31, 2021, the holders of the Company’s Units could elect to separately trade the Class A common stock and Public Warrants comprising the Units. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Those units not separated will continue to trade on the New York Stock Exchange under the symbol “BOAS.U,” and each of the shares of Class A common stock and Public Warrants that are separated will trade on the New York Stock Exchange under the symbols “BOAS” and “BOAS WS,” respectively.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had $171,465 in cash not held in the Trust Account and available for working capital purposes. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating the business. If the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the initial Business Combination or to redeem a significant number of our public shares upon completion of the initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such initial Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements – Going Concern, the Company has until February 26, 2023 to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 26, 2023. The Company’s sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2021 included in the Company's 2021 Form 10-K. Accordingly, certain disclosures required by GAAP and normally included in Annual Reports on Form 10-K have been condensed or omitted from this report; however, except as disclosed herein, there has been no material change in the information disclosed in the notes to condensed financial statements included in the Company’s 2021 Form 10-K.

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021. The Company's cash balances held at commercial banks may at times exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced any credit losses to date.

Cash held in Trust Account

At March 31, 2022 and December 31, 2021, the Company had $230,015,188 and $230,011,790, respectively, in cash held in the Trust Account that were held in U.S. Treasury Bills.

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing liabilities from equity ("ASC 480") and ASC 815, Derivatives and hedging ("ASC 815"). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding.

The Company further evaluated the Public Warrants and the Private Placement Warrants (collectively, the “Warrants”, which are discussed in Note 3, Fair Value Measurements, Note 4, Stockholders' Equity (Deficit), and Note 6, Related Party Transactions) in accordance with ASC 815-40 , Contracts in an entity's own equity ("ASC 815-40"), and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as a component of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants were measured at fair value at inception (on the date of the Public Offering) and recorded as derivative warrant liabilities on the condensed balance sheets. The Warrants are subject to remeasurement at each reporting date until exercised or expiration in accordance with ASC 820, Fair Value Measurement ("ASC 820"), with changes in fair value recognized on the statements of operations in the period of change. Subsequent to becoming publicly traded on March 31, 2021, the fair value of the Public Warrants was determined based on their quoted trading price. Prior to being publicly traded, the fair value of the Public Warrants was estimated using a Monte Carlo simulation approach, while the fair value of the Private Placement Warrants was estimated using a Black-Scholes option pricing model. See Note 3, Fair Value Measurements, for more information regarding the methods used to fair value the Warrants.

Allocation of Issuance Costs

The Company accounts for the allocation of its issuance costs to its Warrants using the guidance in ASC 470-20, Debt with conversion and other options ("ASC 470-20"), applied by analogy. Under this guidance, if debt or stock is issued with detachable warrants, the proceeds need to be allocated to the two instruments using either the fair value method, the relative fair value method, or the residual value method. The guidance also requires companies to use a consistent approach in allocating issuance costs between the instruments. Accordingly, the Company allocated its issuance costs of $12,888,135—consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting commissions, and $238,135 of other offering costs—to the issuance of its Class A common stock and Public Warrants in the amount of $12,449,938 and $438,197, respectively. Issuance costs attributed to the Public Warrants were expensed during the three months ended March 31, 2021, to the condensed statements of operations. Issuance costs associated with the issuance of Class A common stock were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. Immediately upon the closing of the Public Offering, the Company recognized the remeasurement from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit and Class A common stock.

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

The Company has not considered the effect of the Warrants sold in the Public Offering and Private Placement to purchase 14,241,666 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events. As of March 31, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in earnings of the Company.

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt –Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging –Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The new standard is effective for the Company on January 1, 2024, although early adoption is permitted. The ASU allows the use of the modified retrospective method or the fully retrospective method. The Company is still in the process of evaluating the impact of this new standard; however, the Company does not believe the initial impact of adopting the standard will result in any changes to the Company’s statements of financial position, operations or cash flows.

NOTE 3 — FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities Measured on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis. These assets and liabilities include the investments held in Trust Account, and derivative warrant liabilities.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and where they are classified within the fair value hierarchy at March 31, 2022 and December 31, 2021.

	Fair Value Measured as of March 31, 2022
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account (1)
	$230,015,188	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants (2)	$2,070,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants (3)	$—	$—	$1,906,750

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account (1)
	$230,011,790	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants (2)	$4,063,333	$—	$—
Derivative warrant liabilities - Private Placement Warrants (3)	$—	$—	$3,820,075
(1)	The fair value of investments in Trust Account based on quoted market price.
(2)	The fair value of derivative warrant liabilities – Public Warrants based on the quoted market price for BOAS WS as of the reporting date.
(3)	The fair value of derivative warrant liabilities – Private Placement Warrants was based on a Black-Scholes model.

Investments Held in Trust Account. At March 31, 2022 and December 31, 2021, the investments held in Trust Account were entirely comprised of U.S. Treasury Bills. During the three months ended March 31, 2022 and 2021, the Company did not withdraw any interest income from the Trust Account.

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

The Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants as of March 31, 2022 and December 31, 2021 was classified as Level 1 due to the use of an observable market quote in an active market under the ticker BOAS WS. The fair value of the Private Warrants continues to be estimated using a Black-Scholes option pricing model and was classified as Level 3 due to the use of unobservable inputs.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table presents information and assumptions used in the Black-Scholes option pricing model to determine the estimated fair value of the Private Placement Warrants as of the following dates:

	March 31, 2022	December 31, 2021
Strike price	$11.50	$11.50
Term (in years)	5.25	5.5
Risk-free rate	2.39%	1.3%
Volatility	6.2%	10.0%
Dividend yield	0.0%	0.0%
Fair value of Private Placement Warrants	$0.29	$0.58

The following contains additional information regarding inputs used in the pricing model:

●	Term – the expected life of the warrants was assumed to be equivalent to their remaining contractual term.
●	Risk-free rate – the risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the warrants.
●	Volatility – the Company estimated the volatility of its common stock warrants based on implied volatility and actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the Warrants.
●	Dividend yield – the dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of private placement warrants.

The change in fair value of the derivative warrant liabilities through March 31, 2022 is as follows:

		Private Placement	Total Derivative
	Public Warrants	Warrants	Warrant Liability
Derivative warrant liabilities at December 31, 2021	$4,063,333	$3,820,075	$7,883,408
Change in fair value of warrant liabilities	(1,993,333)	(1,913,325)	(3,906,658)
Derivative warrant liabilities at March 31, 2022	$2,070,000	$1,906,750	$3,976,750

Fair Value of Other Financial Instruments

The carrying value of cash and accounts payable are considered to be representative of their respective fair values due to the nature of and short-term maturities of those instruments.

NOTE 4 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding (excluding 23,000,000 shares of Class A common stock subject to possible redemption).

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, 5,750,000 shares of Class B common stock were issued and outstanding. These amounts have been retroactively adjusted to reflect the February 24, 2021 stock dividend of 0.14 shares, described in Note 6, Related Party Transactions.

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

NOTE 5 — CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of March 31, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.

Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$230,000,000
Less:
Offering costs and underwriting fees allocated to Class A common stock subject to possible redemption	(12,449,938)
Proceeds allocated to Public Warrants at issuance	(7,819,999)
Plus:
Remeasurement to Class A common stock subject to possible redemption	20,269,937
Class A common stock subject to possible redemption	$230,000,000

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination, on a one-for-one basis, subject to adjustments pursuant to certain anti-dilution rights, and the Founder Shares are subject to certain transfer restrictions.

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

The excess fair value over the proceeds received for the Private Placement Warrants was  recorded as a loss in the accompanying statements of operations for the three months ended March 31, 2021 within “Change in fair value of derivative warrant liability.”

Related Party Loan

The Company’s Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to a promissory note (the “Note”). This Note was non-interest bearing and payable on the earlier of May 31, 2021 or the completion of the Public Offering. The Company did not borrow any amount under the Note prior to the Public Offering.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 7 — INCOME TAXES

The Company’s provision for income taxes for the three months ended March 31, 2022 and 2021 is based on the estimated annual effective tax rate, in addition to discrete items. As of March 31, 2022 and December 31, 2021, the Company has provided a valuation allowance against its net deferred tax assets that it believes, based on the weight of available evidence, are not more likely than not to be realized. Therefore, no material current tax liability or expense has been recorded in the condensed financial statements.

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

The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase 14,241,666 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income per common share for the periods presented.

Reconciliation of Net Income (Loss) per Common Share

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net income (loss)	$2,755,823	$688,956	$(830,658)	$(549,700)
Denominator
Weighted-average shares outstanding	23,000,000	5,750,000	8,688,889	5,750,000
Basic and diluted net income (loss) per share	$0.12	$0.12	$(0.10)	$(0.10)

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement, dated February 23, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company's securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the Public Offering, or $4,600,000, with an additional fee (the “Deferred Discount”) of 3.5% of the gross offering proceeds payable upon the Company’s completion of an initial Business Combination. This Deferred Discount of $8,050,000 was recorded as deferred underwriting commissions on the balance sheets as of March 31, 2022 and December 31, 2021. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

Business Combination Agreement

On December 2, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Selina Holding Company, UK Societas (“Selina”) and Samba Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), which provides for, among other things, the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving as a wholly-owned subsidiary of Selina (the “Business Combination”). At the closing of the Business Combination and the effective time (the “Effective Time”) of the Merger, the stockholders of the Company will receive certain of the ordinary shares of Selina (“Selina Ordinary Shares”), and Selina will list as a publicly traded company.

Consummation of the transactions contemplated by the Business Combination Agreement are subject to customary conditions of the respective parties, including receipt of approval from our stockholders and Selina’s shareholders for consummation of the transactions and certain other actions related thereto by our stockholders.

Subscription Agreement

Concurrently with and following the execution of the Business Combination Agreement, the Company, Selina and certain accredited investors (collectively, the “PIPE Investors”) entered into the Subscription Agreements, which provide for the purchase by the PIPE Investors at the effective time of the Merger (the “Effective Time”) of (i) 5,500,000 Selina Ordinary Shares at a price per share of $10.00, for an aggregate purchase price of $55,000,000 (the “PIPE Investment”), which price per share and aggregate purchase price assumes that Selina has effected the Capital Restructuring prior to the Effective Time, and (ii) Bet on America Holdings LLC, an affiliate of our Sponsor in its capacity as one of the PIPE Investors, agreed to a conditional backstop obligation for an additional commitment to purchase up to an aggregate of 1,500,000 Selina Ordinary Shares at a price per share of $10.00 in the event that the cash proceeds condition in the Business Combination Agreement is not satisfied at the closing of the Business Combination. The closing of the PIPE Investment is conditioned upon the consummation of the Business Combination.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s 2021 Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation on October 26, 2021. Our business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our initial business combination. On February 26, 2021, we consummated an initial public offering.

Recent Developments

Proposed Business Combination

Under the Business Combination Agreement, immediately prior to the Effective Time, (a) each outstanding series A voting ordinary share of $0.01 each in the capital of Selina, outstanding series B voting ordinary share of $0.01 each in the capital of Selina, and outstanding series C voting ordinary share of $0.01 each in the capital of Selina (each, a “Selina Preferred Share”) shall become and be redesignated as a Selina Ordinary Share in accordance with the governing documents of Selina (the “Selina Preferred Share Redesignation”); (b) Selina’s convertible loan notes, the put and call options, the term loan, the 2018 warrant instruments, and the 2020 warrant instrument (collectively, the “Selina Convertible Instruments”) may be converted into Selina Ordinary Shares in accordance with the terms of the Selina Convertible Instruments and the terms of the Business Combination Agreement (the “Selina Convertible Instrument Conversion”); and (c) immediately following the Selina Preferred Share Redesignation and the Selina Convertible Instrument Conversion, Selina shall effect a share subdivision, whereby each Selina Ordinary Share will be subdivided into such number of Selina Ordinary Shares calculated in accordance with Section 2.1(c) of the Business Combination Agreement to cause the value of the outstanding Selina Ordinary Shares immediately prior to the Effective Time to equal $10.00 per share (the “Share Subdivision” and, together with the Selina Preferred Share Redesignation and the Selina Convertible Instrument Conversion, the “Capital Restructuring”).

In addition, immediately prior to the Effective Time, (i) each issued and outstanding share of our Class B common stock, will be automatically converted into one (1) share of our Class A common stock in accordance with the terms of our Charter (such conversion, the “Class B Conversion”), (ii) in accordance with and as required by the Charter, we will provide an opportunity for our stockholders to redeem all or a portion of their outstanding shares of Class A common stock as set forth therein (the “Stockholder Redemption”) and (iii) each issued and outstanding Unit will be automatically separated and the holder thereof will be deemed to hold one share of Class A common stock and one-third of one Public Warrant (the “Unit Separation”).

Pursuant to the Business Combination Agreement, after giving effect to the Capital Restructuring, the Class B Conversion, Stockholder Redemption, and the Unit Separation, at the Effective Time, (i) each issued and outstanding share of our Class A common stock will automatically be converted into the right of the holder thereof to receive one (1) Selina Ordinary Share and (ii) each Warrant outstanding immediately prior to the Effective Time will automatically and irrevocably be assumed by and assigned to Selina and converted into a corresponding warrant to purchase a Selina Ordinary Share (each, a “Selina Warrant”).

Concurrently with and following the execution of the Business Combination Agreement, the Company, Selina, and the PIPE Investors entered into a series of subscription agreements (collectively, the “Subscription Agreements”), which provide for the PIPE Investment, and (ii) Bet on America Holdings LLC, an affiliate of our Sponsor in its capacity as one of the PIPE Investors, agreed to a conditional backstop obligation for an additional commitment to purchase up to an aggregate of 1,500,000 Selina Ordinary Shares at a price per share of $10.00 in the event that the cash proceeds condition in the Business Combination Agreement is not satisfied at Closing. The closing of the PIPE Investment is conditioned upon the consummation of the Business Combination.

Consummation of the transactions contemplated by the Business Combination Agreement are subject to customary conditions of the respective parties, including receipt of approval from our stockholders and Selina’s shareholders for consummation of the transactions and certain other actions related thereto by our stockholders.

Other than as specifically discussed, this Quarterly Report does not assume the closing of the transactions contemplated by the Business Combination Agreement.

Note Subscription Agreements, Indenture and Amended and Restated Warrant Agreement

In connection with the Business Combination, on April 22, 2022, Selina entered into convertible note subscription agreements (the “Note Subscription Agreements”) with certain institutional investors (the “Investors”), pursuant to which Selina agreed to issue and sell, in private placements expected to close concurrently with the closing of the Business Combination, $147,500,000 aggregate principal amount of unsecured convertible notes (the “Notes”) for an aggregate purchase price equal to 80.00% of the principal amount of the Notes (“Purchase Price”). The Notes will mature four years after their issuance.

As additional consideration for the Purchase Price, the Note Subscription Agreements provide that each Investor will receive a warrant to purchase a number of Selina Ordinary Shares equal to approximately one-third of the number of Selina Ordinary Shares into which the principal amount of such Investor’s Note converts (the “Investor Warrants”). The Investor Warrants will be issued pursuant to the terms of an Amended and Restated Warrant Agreement, to be entered into by the Company, Selina and Continental Stock Transfer & Trust Company concurrently with the closing of the Business Combination (the “A/R Warrant Agreement”). The Investor Warrants have an exercise price of $11.50 per share, subject to adjustment and are identical to our Public Warrants in all other material respects, except (i) the Investor Warrants are not subject to redemption and (ii) a holder of an Investor Warrant may exercise such Investor Warrant on a cashless basis under the circumstances described in the A/R Warrant Agreement. Upon transfer of the Investor Warrant, such Investor Warrant will thereafter be redeemable by Selina and the holder of the Investor Warrant may no longer exercise such Investor Warrant on a cashless basis.

Sponsor Letter Agreement

In connection with the execution of the Subscription Agreements, certain Investors who subscribed for over $4,000,000 in principal amount of Notes also entered into letter agreements (the “Sponsor Agreements”) with the Sponsor, pursuant to which the Sponsor agreed to transfer, at the closing of the Business Combination, shares of our Class B common stock owned by the Sponsor (or Selina Ordinary Shares exchange therefor) to such Investors (the “Sponsor Shares”). The number of Sponsor Shares to be transferred to such Investors was determined by multiplying an Investor’s aggregate principal investment in the Notes by a percent ranging from 2.5% to 7.5% based on the principal amount of the Notes for which such Investor subscribed. The Sponsor Shares will be transferred from the 25% sponsor share pool established pursuant to the Sponsor Letter Agreement that was entered into by the Company, the Sponsor, and Selina in connection with the execution of the of the Business Combination Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from our inception through the date of our Public Offering, February 26, 2021, was in preparation for our Public Offering. Since our Public Offering, our activity has been limited to the evaluation of Business Combination candidates. We do not expect to generate any operating revenues until the closing and completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Comparison of the three months ended March 31, 2022 versus the three months ended March 31, 2021

For the three months ended March 31, 2022, we had a net income of $3,444,779, which was primarily due to a gain from the change in fair value of the derivative warrant liabilities of $3,906,658. This was partially offset by $415,290 in operating costs and $50,000 of franchise tax expense.

For the three months ended March 31, 2021, we had a net loss of approximately $1,380,358, which consisted of $72,644 in operating costs, $50,000 of franchise tax expense, issuance costs attributed to the warrant liability of $438,197, and a $819,517 loss from changes in fair value of derivative warrant liabilities.

As described in Note 2, Summary of Significant Accounting Policies, in “Part 1. Financial Information – Item 1. Financial Statements,” we account for the Warrants issued in connection with our Public Offering and Private Placement as derivative instruments which were initially recorded at their fair value. These derivative instruments are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.

Liquidity and Capital Resources

As of March 31, 2022, we had cash of $171,465 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily for due diligence fees and other expenses related to the Business Combination.

As of March 31, 2022, we had cash and marketable securities in the Trust Account of $230,015,188. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination.

Material cash requirements

As of March 31, 2022, we do not have any debt, lease obligations or other capital commitments.

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

Uses of cash

	Three Months Ended March 31,
	2022	2021	Change
Net cash used in operating activities	$(589,111)	$(599,136)	$10,025
Net cash used in investing activities	$—	$(230,000,000)	$230,000,000
Net cash provided by financing activities	$—	$231,736,865	$(231,736,865)

For the three months ended March 31, 2022, cash used in operating activities was $589,111. Net income of $3,444,779 was impacted by the non-cash changes in fair value of the derivative warrant liability of $3,906,658. Additionally, changes in operating assets and liabilities used $123,834 of cash used in operating activities, and interest earned on marketable securities held in the Trust Account of $3,398.

For the three months ended March 31, 2021, cash used in operating activities was $599,136. Net loss of $1,380,358 was reduced by the issuance costs attributed to the warrant liabilities of $438,197, and the non-cash change in fair value of the derivative warrant liabilities of $819,517. Additionally, changes in operating assets and liabilities used $476,492 of cash used in operating activities. Cash used in investing activities was impacted by $230,000,000 of cash invested in the trust account. Cash provided by financing activities was impacted by $225,161,865 of proceeds from the sale of the Units, net of underwriting discounts paid, and $6,575,000 of proceeds from the sale of Private Placement Warrants.

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

As of March 31, 2022 and December 31, 2021, the Company had $171,465 and $760,576 in cash not held in the Trust Account and available for working capital purposes, respectively. The Company believes it may need to raise additional funds in order to meet the expenditures required for operating the business. If the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the initial Business Combination or to redeem a significant number of our public shares upon completion of the initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such initial Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, the Company has until February 26, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 26, 2023. The Company’s sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

Critical Accounting Policies

Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Note 2, Summary of Significant Accounting Policies, in “Part I. Financial Information – Item 1. Financial Statements”

for a discussion of the estimates and judgments necessary in our accounting for derivative warrant liabilities, common stock subject to possible redemption, and net income (loss) per common share. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our condensed financial statements contained in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the condensed financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022.

We identified a material weakness in our internal control over financial reporting as of March 31, 2022 related to the appropriate accounting for complex financial instruments. The Company’s management concluded that our control around the interpretation and accounting for certain complex features of the Class A Common Stock subject to redemption and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in a material error in our accounting for these complex financial instruments and restatements of each of the Company’s interim financial statements on Form 10-Q/A during the year ended December 31, 2021.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our 2021 Form 10-K. As of the date of this Report, there have been no material changes to the risk factors disclosed in our 2021 Form 10-K.

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

BOA ACQUISITION CORP.

Date: May 11, 2022		/s/ Brian Friedman
	Name:	Brian Friedman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2022		/s/ Benjamin A. Friedman
	Name:	Benjamin A. Friedman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)