Form 10-Q
period 2022-06-30
BOA Acquisition Corp.
filed 2022-08-19
CIK 1838544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 19, 2022, there were 23,000,000 Class A common shares and 5,750,000 Class B common shares, $0.0001 par value, issued and outstanding.

BOA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$10,434	$760,576
Prepaid expenses	230,714	280,310
Total current assets	241,148	1,040,886
NONCURRENT ASSETS
Cash held in trust account	230,329,107	230,011,790
Other assets	—	22,917
Total noncurrent assets	230,329,107	230,034,707
TOTAL ASSETS	$230,570,255	$231,075,593

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$253,230	$175,743
Franchise tax payable	100,000	200,050
Income taxes payable	9,130	—
Total current liabilities	362,360	375,793
LONG-TERM LIABILITIES
Deferred underwriting commissions	8,050,000	8,050,000
Derivative warrant liabilities	2,410,167	7,883,408
Total liabilities	10,822,527	16,309,201

Commitments and Contingencies (Note 9)

Redeemable Class A common stock, $0.0001 par value; 23,000,000 as of June 30, 2022 and December 31, 2021, respectively, subject to possible redemption at $10.00 per share	230,019,927	230,000,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 subject to possible redemption) as of June 30, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,272,774)	(15,234,183)
Total Stockholders’ Deficit	(10,272,199)	(15,233,608)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$230,570,255	$231,075,593

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
OPERATING EXPENSES
General and administrative expenses	$284,817	$149,778	$700,107	$222,422
Franchise tax expense	50,000	50,000	100,000	100,000
Total operating expenses	(334,817)	(199,778)	(800,107)	(322,422)

OTHER INCOME (EXPENSE)
Interest earned on marketable securities held in Trust Account	313,919	3,473	317,317	3,473
Interest earned on operating cash	2	—	15	—
Underwriting discounts and offering costs attributed to derivative warrant liability	—	—	—	(438,197)
Change in fair value of derivative warrant liability	1,566,583	2,666,342	5,473,241	1,846,825
Total other income (expense)	1,880,504	2,669,815	5,790,573	1,412,101

INCOME (LOSS) BEFORE INCOME TAX	1,545,687	2,470,037	4,990,466	1,089,679
Income tax expense (benefit)	9,130	—	9,130	—
NET INCOME (LOSS)	$1,536,557	$2,470,037	$4,981,336	$1,089,679

Basic and diluted weighted average shares outstanding, Class A common stock	23,000,000	23,000,000	23,000,000	15,883,978
Basic and diluted net income per share, Class A common stock	$0.05	$0.09	$0.17	$0.05

Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income per share, Class B common stock	$0.05	$0.09	$0.17	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2021	5,750,000	$575	$—	$(15,234,183)	$(15,233,608)
Net income	—	—	—	3,444,779	3,444,779
Balance—March 31, 2022	5,750,000	$575	$—	$(11,789,404)	$(11,788,829)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	(19,927)	(19,927)
Net income	—	—	—	1,536,557	1,536,557
Balance—June 30, 2022	5,750,000	$575	$—	$(10,272,774)	$(10,272,199)

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance—December 31, 2020	5,750,000	$575	$24,425	$(943)	$24,057
Remeasurement of Class A common stock subject to possible redemption	—	—	(24,425)	(20,245,512)	(20,269,937)
Net loss	—	—	—	(1,380,358)	(1,380,358)
Balance—March 31, 2021	5,750,000	$575	$—	$(21,626,813)	$(21,626,238)
Net income	—	—	—	2,470,037	2,470,037
Balance – June 30, 2021	5,750,000	$575	$—	$(19,156,776)	$(19,156,201)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,981,336	$1,089,679
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(317,317)	(3,473)
Underwriting discounts and offering costs attributed to warrant liability	—	438,197
Change in fair value of warrant liability	(5,473,241)	(1,846,825)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	72,513	(448,922)
Accounts payable and accrued expenses	77,487	28,007
Franchise tax payable	(100,050)	100,000
Income tax payable	9,130	—
Net cash used in operating activities	(750,142)	(643,337)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	—	225,161,865
Proceeds from sale of Private Placement Warrants	—	6,575,000
Net cash provided by financing activities	—	231,736,865

NET CHANGE IN CASH	(750,142)	1,093,528
CASH, BEGINNING OF PERIOD	760,576	25,050
CASH, END OF PERIOD	$10,434	$1,118,578

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Initial classification of derivative warrant liability	$—	$14,723,749
Initial classification of common stock subject to possible redemption	$—	$230,000,000
Remeasurement of Class A common stock subject to possible redemption	$19,927	$20,269,937
Deferred underwriting fees charged to additional paid in capital	$—	$8,050,000

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, its initial public offering (the “Public Offering”) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the Public Offering (see below for more information on the Public Offering), and recognizes changes in the fair value of warrant liabilities as other income (expense).

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Liquidity and Capital Resources

As of June 30, 2022, the Company had $10,434 in cash not held in the Trust Account and available for working capital purposes. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating the business. If the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the initial Business Combination or to redeem a significant number of our public shares upon completion of the initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such initial Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account.

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2021 included in the Company’s 2021 Form 10-K. Accordingly, certain disclosures required by GAAP and normally included in Annual Reports on Form 10-K have been condensed or omitted from this report; however, except as disclosed herein, there has been no material change in the information disclosed in the notes to condensed financial statements included in the Company’s 2021 Form 10-K.

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021. The Company’s cash balances held at commercial banks may at times exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced any credit losses to date.

Cash held in Trust Account

At June 30, 2022 and December 31, 2021, the Company had $230,329,107 and $230,011,790, respectively, in cash held in the Trust Account that were held in U.S. Treasury Bills.

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing liabilities from equity (“ASC 480”) and ASC 815, Derivatives and hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding.

The Company further evaluated the Public Warrants and the Private Placement Warrants (collectively, the “Warrants”, which are discussed in Note 3, Fair Value Measurements, Note 4, Stockholders’ Equity (Deficit), and Note 6, Related Party Transactions) in accordance with ASC 815-40 , Contracts in an entity’s own equity (“ASC 815-40”), and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as a component of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants were measured at fair value at inception (on the date of the Public Offering) and recorded as derivative warrant liabilities on the condensed balance sheets. The Warrants are subject to remeasurement at each reporting date until exercised or expiration in accordance with ASC 820, Fair Value Measurement (“ASC 820”), with changes in fair value recognized on the statements of operations in the period of change. Subsequent to becoming publicly traded on March 31, 2021, the fair value of the Public Warrants was determined based on their quoted trading price. Prior to being publicly traded, the fair value of the Public Warrants was estimated using a Monte Carlo simulation approach, while the fair value of the Private Placement Warrants was estimated using a Black-Scholes option pricing model. See Note 3, Fair Value Measurements, for more information regarding the methods used to fair value the Warrants.

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. Immediately upon the closing of the Public Offering, the Company recognized the remeasurement from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit and Class A common stock.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The Company has not considered the effect of the Warrants sold in the Public Offering and Private Placement to purchase 14,241,666 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the Warrants is

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

contingent upon the occurrence of future events. As of June 30, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in earnings of the Company.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and where they are classified within the fair value hierarchy at June 30, 2022 and December 31, 2021.

	Fair Value Measured as of June 30, 2022
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account (1)
	$230,329,107	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants (2)	$1,226,667	$—	$—
Derivative warrant liabilities - Private Placement Warrants (3)	$—	$—	$1,183,500

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account (1)
	$230,011,790	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants (2)	$4,063,333	$—	$—
Derivative warrant liabilities - Private Placement Warrants (3)	$—	$—	$3,820,075
(1)	The fair value of investments in Trust Account based on quoted market price.
(2)	The fair value of derivative warrant liabilities – Public Warrants based on the quoted market price for BOAS WS as of the reporting date.
(3)	The fair value of derivative warrant liabilities – Private Placement Warrants was based on a Black-Scholes model.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Investments Held in Trust Account. At June 30, 2022 and December 31, 2021, the investments held in Trust Account were entirely comprised of U.S. Treasury Bills. During the six months ended June 30, 2022 and 2021, the Company did not withdraw any interest income from the Trust Account.

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

The Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants as of June 30, 2022 and December 31, 2021 was classified as Level 1 due to the use of an observable market quote in an active market under the ticker BOAS WS. The fair value of the Private Warrants continues to be estimated using a Black-Scholes option pricing model and was classified as Level 3 due to the use of unobservable inputs.

The following table presents information and assumptions used in the Black-Scholes option pricing model to determine the estimated fair value of the Private Placement Warrants as of the following dates:

	June 30, 2022	December 31, 2021
Strike price	$11.50	$11.50
Term (in years)	5.16	5.5
Risk-free rate	2.97%	1.3%
Volatility	4.6%	10.0%
Dividend yield	0.0%	0.0%
Fair value of Private Placement Warrants	$0.18	$0.58

The following contains additional information regarding inputs used in the pricing model:

●	Term – the expected life of the warrants was assumed to be equivalent to their remaining contractual term.
●	Risk-free rate – the risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the warrants.
●	Volatility – the Company estimated the volatility of its common stock warrants based on implied volatility and actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the Warrants.
●	Dividend yield – the dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of private placement warrants.

The change in fair value of the derivative warrant liabilities through June 30, 2022 is as follows:

		Private Placement	Total Derivative
	Public Warrants	Warrants	Warrant Liability
Derivative warrant liabilities at December 31, 2021	$4,063,333	$3,820,075	$7,883,408
Change in fair value of warrant liabilities	(1,993,333)	(1,913,325)	(3,906,658)
Derivative warrant liabilities at March 31, 2022	$2,070,000	$1,906,750	$3,976,750
Change in fair value of warrant liabilities	(843,333)	(723,250)	(1,566,583)
Derivative warrant liabilities at June 30, 2022	$1,226,667	$1,183,500	$2,410,167

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Other Financial Instruments

The carrying value of cash and accounts payable are considered to be representative of their respective fair values due to the nature of and short-term maturities of those instruments.

NOTE 4 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding (excluding 23,000,000 shares of Class A common stock subject to possible redemption).

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

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, 5,750,000 shares of Class B common stock were issued and outstanding. These amounts have been retroactively adjusted to reflect the February 24, 2021 stock dividend of 0.14 shares, described in Note 6, Related Party Transactions.

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

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 5 — CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of June 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$230,000,000
Less:
Offering costs and underwriting fees allocated to Class A common stock subject to possible redemption	(12,449,938)
Proceeds allocated to Public Warrants at issuance	(7,819,999)
Plus:
Remeasurement to Class A common stock subject to possible redemption	20,289,864
Class A common stock subject to possible redemption	$230,019,927

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

The excess fair value over the proceeds received for the Private Placement Warrants was  recorded as a loss in the accompanying statements of operations for the six months ended June 30, 2021 within “Change in fair value of derivative warrant liability.”

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

NOTE 7 — INCOME TAXES

The Company’s provision for income taxes for the six months ended June 30, 2022 and 2021 is based on the estimated annual effective tax rate, in addition to discrete items. The Company’s effective tax rate was 0.59% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.18% and 0.00% for the six months ended June 30, 2022 and 2021. The effective tax rate differs from the statutory tax rate of 21% for the three months and six months ended June 30, 2022 and 2021, due to changes in fair value in derivative warrant liabilities and the valuation allowance. As of June 30, 2022 and December 31, 2021, the Company has provided a valuation allowance against its net deferred tax assets that it believes, based on the weight of available evidence, are not more likely than not to be realized.

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

The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase 14,241,666 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income per common share for the periods presented.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation of Net Income (Loss) per Common Share

The following table reflects the calculation of basic and diluted net income per common share:

	Three Months Ended		Three Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator
Allocation of net income	$1,229,246	$307,311	$1,976,030	$494,007
Denominator
Weighted-average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income per share	$0.05	$0.05	$0.09	$0.09

	Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator
Allocation of net income	$3,985,069	$996,267	$800,058	$289,621
Denominator
Weighted-average shares outstanding	23,000,000	5,750,000	15,883,978	5,750,000
Basic and diluted net income per share	$0.17	$0.17	$0.05	$0.05

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement, dated February 23, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the Public Offering, or $4,600,000, with an additional fee (the “Deferred Discount”) of 3.5% of the gross offering proceeds payable upon the Company’s completion of an initial Business Combination. This Deferred Discount of $8,050,000 was recorded as deferred underwriting commissions on the balance sheets as of June 30, 2022 and December 31, 2021. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions through the date these financial statements were issued. The Company determined there were no events, other than as described below, that required disclosure or recognition in these condensed financial statements.

BOA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Amended Business Combination Agreement

On July 1, 2022, the Company entered into an amendment to the Business Combination Agreement (the “Amended Business Combination agreement”), pursuant to which the parties agreed to (i) reduce the cash proceeds condition from $70.0 million to $55.0 million and (ii) extend the termination date from August 26, 2022 to October 25, 2022.

Amended Subscription Agreement

On July 1, 2022, the Company entered into an amendment to the Subscription Agreement, pursuant to which, the PIPE Investors funded to Selina its $10.0 million commitment under the Subscription Agreement and, in exchange for such pre-payment, Selina agreed to pay the PIPE Investors a pre-payment fee at the closing of the Business Combination in the form of 250,000 Selina ordinary shares. In the event the Business Combination does not close and the Amended Business Combination Agreement is terminated, then the pre-funded investment would be repayable to PIPE Investors within a period of six months from the date of termination and bear interest at a rate of 5% per annum. Additionally, the parties agreed to amend the definition of Eligible Investments therein to provide that the Conditional Backstop Obligation may be reduced in the event that a threshold amount of fees or expenses payable to certain financial and legal advisors are deferred, waived, reduced, offset or otherwise decreased prior to the consummation of the Business Combination. The amount of the reduction to the Backstop Obligation, if any, will be calculated based upon the manner and in what amount such fees are deferred, waived, reduced, offset or otherwise decreased and the PIPE Investors will be required to pay the reduced amount to Selina by December 31, 2023.

Vendor Agreements

On July 21, 2022, the Company entered into an agreement with a vendor for services around the consultation and preparation in connection with the proxy solitation services for the proposed Business Combination. Under the agreement, the vendor will receive $30,000, plus associated disbursements, that is payable at the conclusion of the special meeting for shareholders of the Company to be held in connection with the Business Combination. This agreement may be terminated at any time.

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

Comparison of the three months ended June 30, 2022 versus the three months ended June 30, 2021

For the three months ended June 30, 2022, we had a net income of $1,536,557, which was primarily due to a gain from the change in fair value of the derivative warrant liabilities of $1,566,583, income tax expense of $9,130 and interest earned on marketable securities held in Trust Account of $313,919. This was partially offset by $284,817 in operating costs and $50,000 of franchise tax expense.

For the three months ended June 30, 2021, we had a net income of $2,470,037, which was primarily due to a gain from the change in fair value of the derivative warrant liabilities of $2,666,342. This was partially offset by $149,778 in operating costs and $50,000 of franchise tax expense.

Comparison of the six months ended June 30, 2022 versus the six months ended June 30, 2021

For the six months ended June 30, 2022, we had a net income of $4,981,336, which was primarily due to a gain from the change in fair value of the derivative warrant liabilities of $5,473,241, income tax expense of $9,130 and interest earned on marketable securities held in Trust Account of $317,317. This was partially offset by $700,107 in operating costs and $100,000 of franchise tax expense.

For the six months ended June 30, 2021, we had a net income of $1,089,679, which was primarily due to a gain from the change in fair value of the derivative warrant liabilities of $1,846,825. This was partially offset by $438,197 of issuance costs attributed to the warrant liability, $222,422 in operating costs, and $100,000 of franchise tax expense.

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

Liquidity and Capital Resources

As of June 30, 2022, we had cash of $10,434 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily for due diligence fees and other expenses related to the Business Combination.

As of June 30, 2022, we had cash and marketable securities in the Trust Account of $230,329,107. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination.

Material cash requirements

As of June 30, 2022, we do not have any debt, lease obligations or other capital commitments.

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

Uses of cash

	Six Months Ended June 30,
	2022	2021	Change
Net cash used in operating activities	$(750,142)	$(643,337)	$(106,805)
Net cash used in investing activities	$—	$(230,000,000)	$230,000,000
Net cash provided by financing activities	$—	$231,736,865	$(231,736,865)

For the six months ended June 30, 2022, cash used in operating activities was $750,142. Net income of $4,981,336 was impacted by the non-cash changes in fair value of the derivative warrant liability of $5,473,241, as well as the interest earned on marketable securities held in Trust Account of $317,317. Additionally, changes in operating assets and liabilities used $59,080 of cash used in operating activities.

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

As of June 30, 2022 and December 31, 2021, the Company had $10,434 and $760,576 in cash not held in the Trust Account and available for working capital purposes, respectively. The Company believes it may need to raise additional funds in order to meet the expenditures required for operating the business. If the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the initial Business Combination or to redeem a significant number of our public shares upon completion of the initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such initial Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2022.

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

Subsequent to December 31, 2021, we identified two additional material weaknesses. The first related to  corporate governance controls over financial reporting which primarily related to the financial statement close process and ineffective communications with our external auditors. While no errors were identified, we concluded that the ineffective communication with our auditor is indicative of an opportunity to improve internal governance controls around effectively communicating information critical to financial reporting.

The second related to the reconciliation controls that are part of the monthly financial statement close process. Specifically, the operation of the reconciliation process allowed for timing differences for the interest earned on funds held in the Trust Account. The Company determined the control was not operating in a way that would prevent potential future misstatement.

Remediation Plan

After identifying the material weaknesses, we have commenced our remediation efforts by taking the following steps:

●	We have increased communication among our personnel, our third-party professionals with whom we consult regarding complex accounting applications, and our external auditors.
●	We have also retained the services of a valuation expert to assist in valuation analysis of the Warrants on a quarterly basis.
●	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our financial statements and related disclosures.
●	We have updated our account reconciliation process to provide complete and accurate reporting of balances each reporting period.

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

BOA ACQUISITION CORP.

Date: August 19, 2022		/s/ Brian Friedman
	Name:	Brian Friedman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2022		/s/ Benjamin A. Friedman
	Name:	Benjamin A. Friedman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)